Form 10-Q
period 2015-04-30
PANAMERA HEALTHCARE Corp
filed 2015-06-15
CIK 1620749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-198977

PANAMERA HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4180 Orchard Hill Drive, Edmond, OK 73025
(Address of principal executive offices)

(405) 413-5735
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 12, 2015 there were 15,490,000 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

PANAMERA HEALTHCARE CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

PART I – FINANCIAL INFORMATION
Item 1.      Financial Statements.

PANAMERA HEALTHCARE CORPORATION

April 30, 2015

PANAMERA HEALTHCARE CORPORATION
Balance Sheets

	April 30,	July 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,192	$1,986
Accounts receivable from related parties, net of allowance for doubtful
accounts of $0	16,000	6,500
Total Current Assets	25,192	8,486

TOTAL ASSETS	$25,192	$8,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$467	$-
Accrued expenses	-	3,577
Due to related parties	79,559	18,500
Total Current Liabilities	80,026	22,077

TOTAL LIABILITIES	80,026	22,077

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
15,490,000 shares issued and outstanding	1,549	1,549
Stock subscription receivable	-	(149)
Accumulated deficit	(56,383)	(14,991)
Total Stockholders' Deficit	(54,834)	(13,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,192	$8,486

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Operations For The Three and Nine Months Ended April 30, 2015 (Unaudited)

	For the	For the
	Three Months Ended	Nine Months Ended
	April 30,	April 30,
	2015	2015

Revenues from related parties	$4,500	$28,500
Operating Expenses
Professional	1,275	29,467
General and administration	10,246	38,817
Total operating expenses	11,521	68,284

Net loss from operations	(7,021)	(39,784)

Other income (expense)
Interest expense	(585)	(1,608)
Total other income (expense)	(585)	(1,608)

Net loss before taxes	(7,606)	(41,392)

Income tax benefit	-	-

Net loss	$(7,606)	$(41,392)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	15,490,000	15,490,000

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statement of Cash Flows For the Nine Months Ended April 30, 2015 (Unaudited)

For the
Nine Months Ended
April 30,
2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,392)

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable from related parties	(9,500)
Increase (decrease) in operating liabilities:
Accounts payable	467
Accrued expenses	(3,577)
Related party payable	34,250
Total adjustments	21,640
Net Cash Used In Operating Activities	(19,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	29,500
Repayments to related party loans	(2,691)
Proceeds from stock subscription receivable	149
Net Cash Provided By Financing Activities	26,958

Net increase in cash and cash equivalents	7,206
Cash and cash equivalents, beginning of period	1,986
Cash and cash equivalents, end of period	$9,192

Supplemental cash flow information
Cash paid for interest	$1,685
Cash paid for taxes	$-

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Notes to the Interim Financial Statements
April 30, 2015
(Unaudited)

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

Panamera Healthcare Corporation (the "Company") is a Nevada corporation incorporated on May 20, 2014.  It is based in Oklahoma City, OK, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is July 31.

The Company intends to offer management and consulting services to healthcare organizations that are increasingly facing various stresses including financial, organizational, and information technology challenges. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $9,192 and $1,986 in cash and cash equivalents as of April 30, 2015 and July 31, 2014, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three and nine months ended April 30, 2015:

	Three Months Ended April 30,	Nine Months Ended April 30,
	2015	2015
Net loss	$(7,606)	$(41,392)

Weighted average common shares issued and
outstanding (Basic and Diluted)	15,490,000	15,490,000

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015.  The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

We issued 14,000,000 common shares at $0.0001 per share, to founders, for the period ended July 31, 2014.

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends.  Based on management's review of accounts receivable, no allowance for doubtful accounts was recorded as at April 30, 2015 and July 31, 2014.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables. As of April 30, 2015 and July 31, 2014 accounts receivable, all from related parties, was $16,000 and $6,500, respectively.

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  No advertising costs were incurred for the period ending April 30, 2015.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of April 30, 2015.

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 605,"Revenue Recognition." The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of April 30, 2015, the Company has a loss from operations of $41,392 an accumulated deficit of $56,383 and has earned minimal revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

Equity

On May 21, 2014, the Company issued 14,000,000 shares of its common stock to officers at $0.0001 per share for compensation totaling $1,400.

Accounts Payable

During the three and nine months ended April 30, 2015, an officer and director of the company invoiced the Company $8,000 and $34,250, respectively, for labor costs, in the performance of servicing contracts with customers and additional corporate administrative work.  As at April 30, 2015, the Company was obligated to this individual for amounts payable of $34,250 and plans to pay the amount as cash flows become available.

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of a line of credit.  Any unpaid balance is due December 31, 2015 at an annual interest rate of 5% and may be prepaid without penalty.  During the nine months ended April 30, 2015, net advances under the line of credit to the Company were in the amount of $26,809 for working capital requirements. As of April 30, 2015 and July 31, 2014, the Company was obligated to the Company, for this interest bearing demand loan with a balance of $45,309 and $18,577, which includes $0 and $77 of accrued interest, respectively. The Company plans to pay the loan and interest back as cash flows become available.  The remaining balance available under the line of credit is $29,691, as of April 30, 2015.  For the nine months ended April 30, 2015, the Company paid $1,685 in interest on this note payable.

Revenue and Accounts Receivable

During the period ended April 30, 2015, related corporations were responsible for 100% of our revenue and accounts receivable. As of April 30, 2015 and July 31, 2014 accounts receivable from related parties was $16,000 and $6,500, respectively.

Other

The controlling shareholders have pledged their support to fund continuing operations during the development stage; however there is no written commitment to this effect.  The Company is dependent upon the continued support.

The officers and directors of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its key employees, the controlling shareholders, who are officers and directors of the Company.

NOTE 5 –  COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of April 30, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 - SUBSEQUENT EVENTS

On May 19, 2015, The Company's Registration Statement ("Offering") was declared effective.  We registered 2,500,000 shares for sale by the Company at a price per share of $0.04 for the duration of the Offering, 1,000,000 shares minimum and 2,500,000 shares maximum. The Company has not sold any shares under this offering as of filing this quarterly report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Prospectus on Form 424B(2), as filed on May 20, 2015.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Panamera," "we," "us," or "our" are to Panamera Healthcare Corporation

Overview

We are an early stage company that offers management and consulting services to healthcare organizations that are facing stresses including financial, organizational and information technology challenges. The reasons for these stresses are multifactorial and include long-standing trends in healthcare, but also include recent challenges brought about by the Affordable Care Act, the mandated implementation of  ICD-10-CM/PCS (International Classification of Diseases, 10th Edition, Clinical Codification/Procedure Coding System, "ICD-10"), and economic factors related to varying and uncertain reimbursement rates.

The deadline for implementation of ICD-10 is scheduled for October 1, 2015. In the past, this date has been extended several times. We believe that the date will not be extended again and providers and payers will go through a transition period where claims will be submitted in both ICD-10 and ICD-9.  Software vendors are addressing this issue and we believe our clients will be motivated to quickly adapt to the new billing requirements.

Our initial contracts are with consulting firms that offer services similar to ours but lack expertise in certain areas. We believe the market is significantly large at this time in that we do not consider such collaborations as a threat to our business, and we believe that such collaborations may result in a long-term benefit to us.

Our auditors issued a going concern opinion on our audited financial statements for the year ended July 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

As of April 30, 2015, the Company had a loss from operations of $41,392 and an accumulated deficit of $56,383.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

The ability of the Company to develop its operations is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to this need, the Company filed a Registration Statement on September 26, 2014 to sell up to 2,500,000 shares of Common Stock, par value $0.0001, at a maximum Offering price of $0.04 per share. The registration statement became effective on May 19, 2015.  If the entire Offering of our shares is sold, we will realize net proceeds of $100,000. There are no underwriting commissions involved in our Offering.  Our officers and directors will not receive any commissions or proceeds from the Offering for selling the shares on our behalf.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Critical Accounting Policy and Use of Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

During the period ended April 30, 2015, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the period of inception (May 20, 2014) through July 31, 2014 contained in our Form 424B(2) as filed with the SEC on May 20, 2015.

Results of Operations

The following table provides selected financial data about our company as of the three months, and nine months, ended April 30, 2015.

	For the	For the
Statement of Operations Data:	Three Months Ended	Nine Months Ended
	April 30, 2015	April 30, 2015

Revenues	$4,500	$28,500
Total operating expenses	11,521	68,284
Other expenses	585	1,608
Net loss	$(7,606)	$(41,392)

During the three months ended April 30, 2015 we only recognized revenue from one of our contracts, which represents a flat fee of $1,500 per month.  Historically we had two contracts, one of which ended on January 31, 2015.  The contract that ended represented revenues of $2,500 monthly, for the quarters ended January 31, 2015 and October 31, 2014, the Company earned revenues of $12,000, respectively. Other expenses represent interest paid to a related party on funds advanced to the Company.

Balance Sheet Data:	April 30, 2015	July 31, 2014

Cash	$9,192	$1,986
Working capital deficiency	$(54,834)	$(13,591)
Total assets	$25,192	$8,486
Total liabilities	$80,026	$22,077
Total stockholders' deficit	$(54,834)	$(13,591)

As at April 30, 2015, our current assets were $25,192 and our current liabilities were $80,026 which resulted in a working capital deficiency of $54,834. As at April 30, 2015, current assets were comprised of $9,192 in cash and $16,000 in accounts receivable, compared to $1,986 in cash and $6,500 in accounts receivable at July 31, 2014. As at April 30, 2015, current liabilities were comprised of $467 in accounts payable and $79,559 in due to related parties, compared to $3,577 in accrued expense and $18,500 in due to related parties at July 31, 2014.

Cash Flows

Nine Months Ended
April 30, 2015

Cash Flows used in Operating Activities	$(19,752)
Cash Flows provided by Investing Activities	$-
Cash Flows provided by Financing Activities	$26,958
Net Increase in Cash and Cash Equivalents	$7,206

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended April 30, 2015, net cash flows used in operating activities was $19,752 consisting of a net loss of $41,392 and was offset by an increase in accounts receivable of $9,500, accounts payable of $467 and related party payable of $34,250 and a decrease in accrued expense of $3,577.

Cash Flows from Investing Activities

From inception (May 20, 2014) through April 30, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the nine month period ended April 30, 2015, we generated $26,958 from financing activities.  The Company received loans from a related party of $29,500, received $149 from the sale of our common stock and repaid $2,691 to related party loans.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated sufficient revenues from operations to fully implement our business plan.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations.  We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing as envisioned by our Offering will result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our current Offering.  We cannot guarantee that we will be able to sell all the shares.  If we are successful, the money raised will be applied to the items set forth in our plan of operations as set forth in the Prospectus accompanying the Offering.

From May 20, 2014 (inception) through April 30, 2015, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"). A company controlled by an Officer and Director, in the current amount of $45,309, to fund our initial working capital requirements.  Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

Our officers have agreed to advance funds as needed until the public Offering is completed or failed.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of April 30, 2015.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: June 15, 2015	/s/ Curtis Summers
Curtis Summers
President
(Principal Executive Officer)