Form 10-K
period 2015-07-31
PANAMERA HEALTHCARE Corp
filed 2015-10-29
CIK 1620749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-198977

PANAMERA HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

46-5707326
(IRS Employer Identification No.)

4180 Orchard Hill Drive, Edmond, OK  73025
 (Address of principal executive offices) (Zip Code)

(405) 413-5735
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None
Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2015, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

As of October 26, 2015, the registrant had 17,990,000 shares issued and outstanding.

Documents Incorporated by Reference:

None.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company” or “Panamera” are to Panamera Healthcare Corporation.

PART I

ITEM 1.         BUSINESS

General

PANAMERA HEALTHCARE CORPORATION offers management and consulting services to healthcare organizations that are facing various stresses including financial, organizational and information technology challenges. The reasons for these stresses are multifactorial, and include long-standing trends in healthcare, but also include challenges brought about by the Affordable Care Act, the implementation of  ICD-10-CM/PCS (International Classification of Diseases, 10th Edition, Clinical Codification/Procedure Coding System, "ICD-10"), and economic factors related to varying and uncertain reimbursement rates.

On October 1, 2015, the U.S. health care system moved to full implementation of ICD-10 coding. In July, 2015, the Centers for Medicare and Medicaid Services (CMS) announced that it would provide flexibility during the transition to ICD-10 billing codes. During the announced one-year grace period after October 2015, Medicare claims will not be denied and claims will not be audited based on coding as long as the physician submits an ICD-10 code from an appropriate family of codes. CMS continues to release guidance and resources to help providers adapt, including the appointment of an ombudsman in each of the regional CMS offices to handle questions. Nevertheless the change from approximately 13,000 codes to more than 68,000 codes is a significant change for medical organizations. ICD-10 was created with the stated goal of improving public health research and emergency response times by facilitating early detection of disease outbreaks and tracking adverse drug events. The new codes are also meant to support innovative payment models that improve overall quality of care. We anticipate that as organizations seek innovative payment models, demand for consulting services will remain high.

Our Services

We offer our clients in the healthcare industry a wide array of services including but not limited to:

•	new practice start-up services and group practice reorganizations;
•	physician group advisory services, performance improvement, compensation, electronic medical records and clinical practice integration;
•	hospital and surgical center interim management, turnaround strategies, workforce management, regulatory compliance and accreditation preparation, and start-up, transition, and closure support;
•	strategic and business planning as organizations cope with a transition to accountable care;
•	feasibility studies, fairness opinions, and valuations;
•	ICD-10 implementation and training.
•	transition to value-based care, value-based payment modeling, and measurable outcomes;

Our prospective clients are organizations or individual healthcare practitioners who need to accelerate their knowledge and acquisition of the systems needed to deal with some of the issues mentioned above.  Our objective is to understand our clients' needs and serve as an aggregator of the information needed to solve their problems and meet their objectives rapidly and cost-effectively.

Prior to the Affordable Care Act ("ACA"), the mandated implementation of  ICD-10-CM/PCS, and economic factors related to varying and uncertain reimbursement rates, if a healthcare organization were in financial distress, it would attempt a corporate renewal (turnaround)  and employ recognized analytical tools, such as activity-based cost analysis, management reviews, review of capital structure, among others.   To do so, such an organization might employ an interim manager to oversee the reorganization. Additionally it may assemble a team of advisors, which could include lawyers, accountants, bankers, human resources experts, marketing experts, and possibly even liquidation consultants if turnaround is deemed too difficult.  In the current healthcare climate, we feel it is necessary to consider the added dimension of how the organization can emerge from distress while adequately implementing the new regulations and concepts such as value based care.

Value-based care is a departure from fee-for-service care where organizations are compensated for performing more services.  Value based care envisions an organization or practitioner being rewarded for favorable outcomes.  The challenge facing healthcare is how to measure and fairly compensate favorable outcomes.  Because the research and policy suggestions in this area are rapidly evolving, we believe that our service as an aggregator and arbiter of information will be of value to our clients who may find it too difficult or not cost effective to do it on their own.

Our fees for such services are negotiated on a case-by-case basis based of the scope of the work and duration of the engagement. Two current engagements call for an hourly rate charged as the clients request our assistance in their current business operations. The contracts call for a maximum projected assistance per month as a mechanism to budget their resources and coordinate our resource availability.

Our officers have experience in long-term consulting at flat rate billing, although we do not currently have such clients. Under the terms of long term consulting contracts, in addition to a well-defined scope of services and deliverables, operational issues such as client's rules regarding access to premises, personnel, and intellectual property, changes in compensation relative to unexpected regulatory changes, premise relocation, and other potential changes attendant to long term relationships  must be well defined in the initial contract..

Our Market

We believe the market for healthcare management services for providers, small hospitals and surgical centers not affiliated with larger organizations, which lack the time or proficiency to manage their facilities in a profitable manner, is underserved.  We believe this to be especially true for the Oklahoma City area and the surrounding counties in Oklahoma due to the rural geography of the region and the many medical providers struggling to rapidly comply with new mandates, such as the implementation if  ICD-10. Use of ICD-10 codes became effective on October 1, 2015 but the Centers for Medicare and Medicaid has created a one year period where enforcement is relaxed while organizations adapt to the new standards. This period of enhanced interest in implementing the codes creates a potential demand for our services.

Our focus initially is regionally in Oklahoma County.  However, when we are funded to a more stable degree, we intend to seek opportunities anywhere in the United States.  We do not intend to compete internationally or with large national healthcare management companies whose primary focus is on large commercial firms, generally located in major urban areas.

Our Initial Customers

We currently have management services agreements with two customers, MediLinc Resources, Inc. and Claims Link Inc., which account for recurring monthly revenue of not less than $600 or more than $5,000 monthly from each client. Each agreement has an automatic renewal for successive one-year terms, unless terminated in writing.

Strategy

We offered our shares in a registered public offering that became effective on May 19, 2015, and are a reporting issuer under the Securities Exchange Act of 1934, as amended, which we believe will provide us with greater access to capital if investor interest in our business grows enough to eventually sustain a secondary trading market in our securities.  Additionally, we believe that being a reporting issuer increases our credibility and visibility.

Governmental Regulations

As a management firm, we are not subject to special licensure or certifications. Our employees may seek educational certifications, which are a way to demonstrate competency, not as a condition to perform services. The institutions for which we consult may be subject to varied and complex licensure requirements. We will assist these entities to stay in compliance with regulations.  Examples of regulatory compliance are:

•	Certificates of Need
•	Facility and professional licensure and certification
•	Medicare and Medicaid certification – provider-based status, distinct part units, and hospitals within hospitals
•	Organizational policy and accreditation relating to emergency services
•	Accreditation – JCAHO, AOA, and other national accreditation agencies

ITEM 1A.      RISK FACTORS

Risks Relating to Our Business and Industry

Our chief executive officer, chief financial officer and principal accounting officer, and directors have no significant experience managing a public company and no meaningful financial reporting experience as it relates to public companies. Accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Our officers and directors have no significant experience managing a public company and no meaningful financial reporting experience as it relates to public companies, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status.  If we were to fail to fulfill obligations, our ability to continue as a public company would be in jeopardy in which event you could lose your entire investment in our Company.

We have reported limited consulting or healthcare management revenue, and there can be no assurance that we will ever generate significant revenue or net income.

We began our business on May 20, 2014, and have limited revenue, and minimal assets.  Our operations are subject to all of the risks inherent in the establishment of a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a new business, the scaling-up of operations and the competitive environment in which we are operating.  From May 20, 2014 (date of inception) to July 31, 2014 and July 31, 2015, we had revenue earned during the development stage of $8,000 and $33,000, respectively and a net losses of $14,991 and $44,183, respectively.  At July 31, 2014 and July 31, 2015, we had a total stockholders' deficits of $13,591 and $30,975, respectively.  No assurance can be given that we will ever generate significant revenue or have net income.  Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	developing and launching our healthcare management operations throughout Oklahoma County,
•	creating market awareness through advertising in journals and online advertising,
•	giving seminars and training sessions on ICD-10 to draw attention to our additional skills, and
•	hiring experienced healthcare management personnel when needed.
•	obtaining and retaining multi-year management contracts with sizeable healthcare facilities and converted ASCs.

Because of our deficit accumulated during the development stage and our net loss, our auditors have expressed substantial doubt about our ability to continue as a going concern.

Because of our accumulated losses during our development stage, our auditors have expressed substantial doubt about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months without raising additional funds.  We estimate that we will require approximately $42,000, or approximately $3,500 per month, to continue over the next 12 months.  This amount covers our basic expenses as a public company and does not consider the costs required to develop the business.

Additional capital, if needed, may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We may need additional cash to fund our operations.  Our capital needs will depend on numerous factors, including market conditions and our profitability.  We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our common stock.  If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions.  In this case, the value of your investment could be reduced.

Key employees are essential to expanding our business.

Curtis Summers, Ernest Diaz, and Douglas Baker are essential to our ability to continue to grow and expand our business. They have established relationships within the industry in which we operate. If they were to leave us, our growth strategy might be hindered, which could materially affect our business and limit our ability to increase revenue.

We compete with many other companies in the market for healthcare management and consulting services which may result in lower prices for our services, reduced operating margins and an inability to maintain or increase our market share.

We compete with other companies in a highly fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies have services that are similar to ours, and certain of these companies have substantially greater financial resources than we do. There can be no assurance that we will be able to compete effectively against our competitors or timely implement new services. Increased competition and cost pressures affecting the healthcare markets in general may result in lower prices for our services, reduced operating margins and the inability to maintain or increase our market share.

If healthcare providers and organizations do not renew a significant number of management services agreements, our business would be adversely affected.

We provide healthcare management services to healthcare facilities pursuant to management services agreements, which generally have one-year terms.  The contracts contain automatic renewal provisions but also allow clients to terminate the contract at any time for cause or at the anniversary without cause.  If healthcare facilities do not renew a significant number of management services agreements or if we are unable to attract new clients, were may have to curtail our operations and you may lose your investment.

All of our current revenues are derived from management services for two initial firms, of which one of our officers and directors has ownership interest.

We currently derive all of our revenue from management services agreements with two initial firms.  Our secretary and director, Douglas G. Baker, has ownership interests in these firms.  Investors in this offering should understand and recognize that our customers to date may not have made an independent decision to utilize our healthcare management services.  Investors should not place undue reliance on our initial management services agreements as an indication of the merits of our services.  Additionally, if our two executive officers and directors leave the company for any reason, those agreements may be terminated by them, which would materially impact our business.

If Curtis Summers resigns or dies without our having found a replacement, our operations may be suspended or cease.  If that should occur, you could lose your investment.

Curtis Summers is our Chairman, President and Chief Executive Officer.  We are dependent upon him to coordinate the marketing of our services and for his knowledge and contacts in our business.  If Mr. Summers should resign or die, there will be no one with his knowledge to operate the company.  Further, we do not have an employment agreement with Mr. Summers and we do not have key-person life insurance for our benefit should he die.  If we lose the services of Mr. Summers, and until we find another person to replace him, our operations may be suspended.  In that event, it is possible you could lose your entire investment.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new SEC regulations and FINRA rules are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud.  In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of an issuer's internal controls over financial reporting.  Douglas Baker, our Secretary, Chief Financial Officer and Treasurer, is our only officer assigned to accounting issues at present, which may be deemed to be inadequate.  Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

We will have to hire additional experienced healthcare management personnel as our business expands, or our business will be stagnant.

We will have to hire additional experienced personnel to perform healthcare management services as we expand our operations to other locations.  If we need additional experienced personnel and we do not hire them, our business will be stagnant.

Having only three executive officers and three directors (the same persons) limits our ability to establish effective independent corporate governance procedures.

We have only three executive officers and three directors.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Unless and until we have a larger Board of Directors that would include one or more independent members, and members with specific financial and audit experience, there will be limited oversight of Messrs. Summers’, Baker’s, and  Diaz’s decisions and activities, and little ability for shareholders to challenge or reverse those activities and decisions, even if they are not in your best interests.

Risks Related to Our Common Stock

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders, including entering into a business combination without seeking shareholder approval.  The Board of Directors will exercise complete control over the Company and have the ability to make decisions regarding whether to issue common stock and preferred stock (including to themselves), make employment decisions, including their own compensation arrangements and whether to enter into material transactions with related parties.

Upon the closing on October 15, 2015 of our Offering of common stock sold under our Prospectus that became effective on May 9, 2015, Curtis Summers, our Chairman, President and Chief Executive Officer and Treasurer, Ernest Diaz, our Director and Executive Vice-President, and Douglas G. Baker, our Secretary/Treasurer, own 35.8%, 35.8%,  and 6.2% of our outstanding shares of common stock, respectively.  As a result, Messrs. Summers and Diaz will continue to be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  This concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider. The Board of Directors will exercise complete control over the Company and have the ability to make decisions regarding whether to issue common stock and preferred stock (including to themselves), make employment decisions, including their own compensation arrangements and whether to enter into material transactions with related parties.

Our charter contains some anti-takeover provisions that may inhibit a takeover that might benefit you.

The provisions in our certificate of incorporation relating to delegation to the Board of Directors of rights to determine the terms of preferred stock may have the effect not only of discouraging attempts by others to buy us, but also of making it more difficult or impossible for stockholders to make management changes.  The ability of our Board of Directors to determine the terms of preferred stock, while providing flexibility in connection with possible business purchases and other corporate purposes, could make it more difficult for a third party to secure a majority of our outstanding shares of common stock.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We could issue "blank check" preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.  For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.  In addition, advanced notice is required prior to stockholder proposals.

The market price of our shares would decline if the selling stockholders sell a large number of shares all at once or in blocks.

Our common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline.  Moreover, the offer or sale of large numbers of shares at any price may have a depressive effect on the price of our common stock in any market that may develop.

We are an "emerging growth company" under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. We will remain an "emerging growth company" for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of May 30 of any year.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our principal executive office location and mailing address is 4180 Orchard Hill Drive., Edmond, OK 73025. The office is provided by our President and no cost to us.

ITEM 3.         LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of October 15, 2015, there were 33 stockholders of record and an aggregate of 17,990,000 shares of our common stock were issued and outstanding.

The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121

Description of Securities

The authorized capital stock of our company consists of 150,000,000 of common stock, at $0.0001 par value, and 50,000,000 shares of preferred stock, at $0.0001 par value.

 Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended July 31, 2015, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2015, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2015.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

Overview

We were incorporated on May 20, 2014 in Nevada. Our business office is located at 4180 Orchard Hill Drive., Edmond, OK 73025.  Our telephone number is (405) 413-5735.

For the year ended July 31, 2015 we have incurred a net loss of $44,183 and an accumulated deficit of $59,174. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. Any capital raised will be through either a private placement of our common stock, a convertible debenture, or issuance of preferred shares, the Designation, Preferences, and Rights of which are not yet determined   If such financing is concluded, it will result in the issuance of shares of the appropriate class of stock from the Company’s authorized capital.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Panamera Healthcare Corporation offers management and consulting services to healthcare organizations.   We intend to focus on ambulatory surgical centers that currently have an incentive to be acquired by hospitals in order to increase compensation levels. Their short term strategy of simply converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. The demographics of an aging population also mandate such changes to avoid economic disruption, healthcare rationing, or unsustainable taxation.
We intend to reorganize ASCs and consolidate several such centers into larger entities that can immediately take advantage of higher reimbursement rates permitted by the reorganization.  At the same time, we expect to institute the necessary medical records and management systems to make the transition to value based compensation.

 Results of Operations for the year ended July 31, 2015 and the period ended July 31, 2014.

	For the	May 20, 2014
	Year Ended	(inception) to
Statement of Operations Data:	July, 2015	July 31, 2014

Revenues	$33,000	$8,000
Total operating expenses	74,866	22,914
Other expenses	2,317	77
Net loss	$(44,183)	$(14,991)

For the year ended July 31, 2015 and the period ended July 31, 2014, we had revenue of $33,000 and $8,000, respectively. The revenue was generated from consulting services rendered to two customers, MediLinc Resources, Inc. and Claims Link Inc.

Net loss was $44,183for year ended July 31, 2015 and $14,991 for the period ended July 31, 2014. The increase in operating expenses was the sole contributing factor for the increased loss during the period.  Operating expenses for 2015 relfect a full 12 month whereas 2014 represents the period from inception on May 20, 2014 through July 31, 2014.

Operating expenses for the year ended July 31, 2015 and period July 31, 2014 were $74,866 and $22,914 respectively. The operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees for the year ended July 31, 2015 was $34,917 compared to $21,500 for the period ended July 31, 2014.  The increase in professional fees during the year ended July 31, 2015 compared to the period ended July 31, 2014 is primarily attributed to the accounting costs, audit and legal fees related to the Company’s SEC filings. The increase in general and administration fees of $39,935, ring the year ended July 31, 2015 were primarily from an officer who charged for services totaling $37,250 compared to $0 for the period ended July 31, 2014.

Balance Sheet Data:	July 31, 2015	July 31, 2014

Cash	$6,784	$1,986
Restricted cash	$26,650	$-
Working capital deficiency	$30,975	$13,591
Total assets	$46,434	$8,486
Total liabilities	$77,409	$22,077
Total stockholders’ deficit	$30,975	$13,591

As at July 31, 2015, our current assets were $46,434 and our current liabilities were $77,409 which resulted in a working capital deficiency of $30,975. As at July 31, 2015, current assets were comprised of $6,784 in cash, $26,650 in restricted cash, and $13,000 in accounts receivable, compared to $1,986 in cash and $6,500 in accounts receivable at July 31, 2014. As at July 31, 2015, current liabilities were comprised of $1,176 in accounts payable and $76,233 in due to related parties, compared to $3,577 in accrued expense and $18,500 in due to related parties at July 31, 2014.

Cash Flow Data:		May 20, 2014
	Year Ended	(inception) to
	July 31, 2015	July 31, 2014

Cash Flows used in Operating Activities	$(35,334)	$(16,514)
Cash Flows used in Investing Activities	$(26,650)	$-
Cash Flows provided by Financing Activities	$66,782	$18,500
Net Increase in Cash During Period	$4,798	$1,986

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2015, net cash flows used in operating activities was $35,334 consisting of a net loss of $44,183 and was offset by an increase in accounts receivable of $6,500, accounts payable of $1,176 and related party payable of $17,750 and a decrease in accrued expense of $3,577.  For the period ended July 31, 2014, net cash flows used in operating activities was $14,991 consisting of a net loss of $14,991 and was offset by an add back for non-cash stock compensation of $1,400, and for an increase in accounts receivable of $6,500 and accrued expenses of $3,577.

Cash Flows from Investing Activities

During June and July 2015, we received $26,650 from our initial public offering, from the subscription for 666,250 shares of common stock. The Company is required to restricted cash received from the offering until a minimum of 1,000,000 shares of common stock ($40,000) have been sold.  We did not have any investing activities for the period ended July 31, 2014.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the year ended July 31, 2015 and the period ended July 31, 2014, we generated $66,782 and $18,500 from financing activities, respectively.  For the year ended July 31, 2015, the Company received net loans from a related party of $39,983, received $26,650 from the sale of common stock from our initial public offering, and received $149 from a stock subscription for the sale of common stock in the period ended July 31, 2014.  For the period ended July 31, 2014,  we received proceeds of $18,500 from a related party.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through July 31, 2015, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"). A company controlled by an Officer and Director, in the current amount of $58,483, to fund our initial working capital requirements.  Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

On September 26, 2014 the Company filed a Prospectus as part of its Registration Statement on Form S-1 which registered a total of 3,990,000 shares of its common stock at $0.04 per share, 1,490,000 of which were offered by selling shareholders, and 2,500,000 of which were offered by the Company.  The Company sought to raise $100,000 under the Offering.  That Prospectus was declared effective on May 19, 2015.  Under the terms of the Prospectus, the offering of the shares by the Company stock originally expired on February 13, 2016, unless it was extended by the Board of Directors. The Company sold 2,500,000 shares under the Prospectus, raising a total of $100,000, and closed the Offering on October 15, 2015.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As of July 31, 2015, we have no employees and our only employees our are officers and directors. As of July 31, 2015, this officer who is also a director and a shareholder was owed $17,750 for management fees and during the year ended July 31, 2015, received cash payments of $19,950 for management fees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.         FINANCIAL STATEMENTS

PANAMERA HEALTHCARE CORPORATION

July 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Panamera Healthcare Corporation
Edmond, OK

We have audited the accompanying balance sheets of Panamera Healthcare Corporation (the "Company") as of July 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the year then ended 2015 and from May 20, 2014 (Inception) through July 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended 2015 and from May 20, 2014 (Inception) through July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 29, 2015

PANAMERA HEALTHCARE CORPORATION
Balance Sheets

	July 31,	July 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$6,784	$1,986
Restricted cash	26,650	-
Accounts receivable from related parties	13,000	6,500
Total Current Assets	46,434	8,486

TOTAL ASSETS	$46,434	$8,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,176	$-
Accrued expenses	-	3,577
Due to related parties	76,233	18,500
Total Current Liabilities	77,409	22,077

TOTAL LIABILITIES	77,409	22,077

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
15,490,000 shares issued and outstanding	1,549	1,549
Additional paid in capital	-	-
Common stock subscriptions payable (receivable)	26,650	(149)
Accumulated deficit	(59,174)	(14,991)
Total Stockholders' Deficit	(30,975)	(13,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,434	$8,486

See auditor's report and notes to the financial statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Operations

	For the	May 20, 2014
	Year Ended	(Inception) to
	July 31,	July 31,
	2015	2014

Revenues from related parties	$33,000	8,000
Operating Expenses
Stock based compensation	-	1,400
Professional	34,917	21,500
General and administration	39,949	14
Total operating expenses	74,866	22,914

Net loss from operations	(41,866)	(14,914)

Other income (expense)
Interest expense	(2,317)	(77)
Total other income (expense)	(2,317)	(77)

Net loss before taxes	(44,183)	(14,991)

Income tax benefit	-	-

Net loss	$(44,183)	$(14,991)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	15,490,000	14,664,375

See auditor's report and notes to the financial statements.

PANAMERA HEALTHCARE CORPORATION
Statement of Stockholders' Deficit
For the Period From Inception (May20, 2014) through July 31, 2015

						Common
						Stock
					Additional	Subscriptions
	Preferred Stock		Common Stock		Paid in	(Receivable)	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, May 20, 2014 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Stock issued to founders	-	-	14,000,000	1,400	-	-		1,400
Stock issued for cash	-	-	1,490,000	149	-	(149)		-
Net loss							(14,991)	(14,991)
Balance, July 31, 2014	-	-	15,490,000	1,549	-	(149)	(14,991)	(13,591)

Common stock subscriptions received	-	-	-	-	-	26,799	-	26,799
Net loss	-	-	-	-	-	-	(44,183)	(44,183)
Balance, July 31, 2015	-	$-	15,490,000	$1,549	$-	$26,650	$(59,174)	$(30,975)

See auditor's report and notes to the financial statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Cash Flows

	For the	May 20, 2014
	Year Ended	(Inception) to
	July 31,	July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,183)	$(14,991)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	-	1,400
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable from related parties	(6,500)	(6,500)
Increase (decrease) in operating liabilities:
Accounts payable	1,176	-
Accrued expenses	(3,577)	3,577
Related party payable	17,750	-
Total adjustments	8,849	(1,523)
Net Cash Used In Operating Activities	(35,334)	(16,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted proceeds form common stock subscriptions	(26,650)	-
Net Cash Used in Investing Activities	(26,650)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	43,794	18,500
Repayments to related party loans	(3,811)	-
Proceeds form common stock subscriptions	26,650	-
Proceeds from common stock issuances	149	-
Net Cash Provided By Financing Activities	66,782	18,500

Net increase in cash and cash equivalents	4,798	1,986
Cash and cash equivalents, beginning of period	1,986	-
Cash and cash equivalents, end of period	$6,784	$1,986

Supplemental cash flow information
Cash paid for interest	$2,394	$-
Cash paid for taxes	$-	$-

See auditor's report and notes to the financial statements..

PANAMERA HEALTHCARE CORPORATION
Notes to the Financial Statements
July 31, 2015 and 2014

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Panamera Healthcare Corporation (the “Company”) is a Nevada corporation incorporated on May 20, 2014.  It is based in Oklahoma City, OK, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is July 31.

The Company intends to offer management and consulting services to healthcare organizations that are increasingly facing various stresses including financial, organizational, and information technology challenges. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $33,434 and $1,986 in cash and cash equivalents as of July 31, 2015 and 2014, respectively. As of July 31, 2015, the Company classified $26,650 as restricted cash.

Restricted Cash

The Company is required to restrict a portion of cash, per the terms of our initial public offering, until a minimum of 1,000,000 shares of common stock are sold. As at July 31, 2015, the Company had $26,650 in restricted cash, from subscriptions for 666,250 shares of common stock.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the year and period ended July 31, 2015 and 2014:

		May 20, 2014
	Year Ended July 31,	(inception) to July 31,
	2015	2014
Net loss	$(44,183)	$(14,991)

Weighted average common shares issued and
outstanding (Basic and Diluted)	15,490,000	14,664,375

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015.  The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

We issued 14,000,000 common shares at $0.0001 per share, to founders, for the period ended July 31, 2014.

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends.  Based on management's review of accounts receivable, no allowance for doubtful accounts was recorded as at July 31, 2015 and 2014.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables. As of July 31, 2015 and 2014 accounts receivable, all from related parties, was $13,000 and $6,500, respectively

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  No advertising costs were incurred for the year ending July 31, 2015.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2015.

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 605,“Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Revenue is realized by (1) clients signing contractual service agreements that are billed monthly, (2) time is tracked and billed hourly and additional charges are billed for service in excess of the minimum monthly fee, (3) service is billed per the terms of the service agreement, and (4)  collection occurs within reasonable time after completion of each monthly billing.

Recent Accounting Pronouncements

In May 2014 and again in August 2015, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2019. Early adoption is permitted, but only beginning in 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of July 31, 2015, the Company has a loss from operations of $41,866 an accumulated deficit of $59,174 and has earned minimal revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.  No shares of preferred stock have been issued.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (May 20, 2014) to July 31, 2015, the Company has issued a total of 15,490,000 common shares, as follows:

•	On May 21, 2014, the Company issued to its founders 14,000,000 shares of common stock at $0.0001 per share for compensation valued at $1,400.

•	During June 2014, the Company issued to consultants 1,490,000 shares of common stock at $0.0001 per share for cash in the amount of $149.

Common Stock Subscriptions

•	During June and July 2015, pursuant to the initial public offering, the Company received $26,650 as restricted cash, from subscriptions for 666,250 shares of common stock.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	July 31, 2015	July 31, 2014
Income tax expense at statutory rate	$(15,022)	$(5,097)
Valuation allowance	15,022	5,097
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2015	July 31, 2014
NOL Carryover	$20,119	$5,097
Valuation allowance	(20,119)	(5,097)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $59,174 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.  They typically expire 20 years from when incurred.

Income taxes for the years ended July 31, 2015 and 2014, remain subject to examination.

NOTE 6 - RELATED PARTY TRANSACTIONS

Equity

On May 21, 2014, the Company issued 14,000,000 shares of its common stock to officers at $0.0001 per share for compensation totaling $1,400.

Accounts Payable

During the year ended July 31, 2015, an officer and director of the company invoiced the Company $37,250 for labor costs, in the performance of servicing contracts with customers and additional corporate administrative work.  As at July 31, 2015, the Company was obligated to this individual for amounts payable of $17,750.

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of a line of credit.  Any unpaid balance is due December 15, 2015 at an annual interest rate of 5% and may be prepaid without penalty.  During the year ended July 31, 2015, net advances under the line of credit to the Company were in the amount of $39,983 for working capital requirements. As of July 31, 2015, the Company was obligated to the Company, for this interest bearing demand loan with a balance of $58,483, with  no accrued interest. The Company plans to pay the loan and interest back as cash flows become available.  The remaining balance available under the line of credit is $16,517, as of July 31, 2015.  For the period ended July 31, 2015, the Company paid $2,394 in interest on this note payable.

Revenue and Accounts receivable

During the year ended July 31, 2015, related corporations were responsible for 100% of our revenue and accounts receivable. As of July 31, 2015 and 2014 accounts receivable from related parties was $13,000 and $6,500, respectively.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

As of September 24, 2015, pursuant to its initial public offering, the Company sold 2,500,000 shares of common stock for proceeds of $100,000 to 29 unrelated investors.  The Company closed the offering after selling 100% of the amount offered.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 5, 2015, the Company was notified by Messineo & Co, CPAs LLC ("M&Co") that the firm resigned as the Company's independent registered public accounting firm.  During the period from May 20, 2014 (date of inception) through July 31, 2014, and through June 5, 2015, the Company has not had any disagreements with M&Co on any matter of accounting principles and practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Messineo's satisfaction, would have caused them to make reference thereto in their reports on the Company's financial statements for such periods.

On June 8, 2015 (the "Engagement Date"), the Company engaged Malone Bailey, LLP ("Malone Bailey") as its independent registered public accounting firm for the Company's fiscal year ending July 31, 2015.

From inception and through the Engagement Date, the Company has not consulted with Malone Bailey regarding either:

1.	The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that night be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Malone Bailey concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	Any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2015. We have identified the following material weaknesses in internal control over financial reporting:

●
Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●	Maintenance of Current Accounting Records –We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of the Company.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.
PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The details of our executive officers and directors are as follows:

Name	Age	Positions
Curtis Summers	41	Chairman of the Board, President and Chief Executive Officer
Douglas G. Baker	61	Chief Financial Officer, Secretary, Treasurer and Director
Ernest Diaz	50	Executive Vice-President, Director,

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Curtis Summers, Chairman of the Board, President and Chief Executive Officer, co-founded our company in May 2014.  Mr. Summers also serves as the Chief Executive Officer of Summit Medical Center in Edmond, Oklahoma, formed after the sale and reorganization Foundation Surgical Hospital of Oklahoma where Mr. Summers was the Chief Executive Officer since January of 2007.  He received his Bachelor of Science with an emphasis on Business Administration (Marketing & Management from Newman University in Wichita Kansas in 1996, and his Master of Business Administration (MBA) from Oklahoma Christian University, Edmond, Oklahoma in 1996.
Mr. Summer's abilities derive from following industries laid this background:
•	Construction Company- Responsible for accounts payable accounts receivable, general ledger, inventory, invoicing and bank reconciliations.
•	Bank - credit card collections, public relations, customer service.
•	Marketing Company – planning research, writing, drafting proposals.

Mr Summers medical industry experience began at an Oklahoma City medical center managed by HCA International, where was a program Development Coordinator. He was vice-president of marketing for a surgical hospital, the Chief Operating officer of a bariatric hospital, and the Chief Executive Officer of Foundation Surgical Hospital of Oklahoma, as noted above. He is presently serving as CEO of Summit Medical Center. We believe that Mr. Summer's broad experience and specifically as a CEO of a medical center qualify him to perform the services that Panamera offers.
 Mr. Summer's professional affiliations include:
•	Member, American College of Healthcare Executives.
•	Member, American Marketing Association.
•	Member, Public Relations Society of America.
•	Public Relations and Marketing Society – Oklahoma Chapter
•	Member, American Society for Metabolic & Bariatric Surgery

Douglas G. Baker, Chief Financial Officer, Secretary, Treasurer and a Director, co-founded our company in May 2014.  He also serves as the Chief Financial Officer of Summit Medical Center in Edmond, OK from September 2009 to the present.  He received his Bachelor of Science degree in Accounting in 1976 from the University of Central Oklahoma in Edmond, Oklahoma. Mr. Baker demonstrates extensive knowledge of financial, accounting and operational issues relevant to our business.  He also brings deep transactional expertise, including equity offerings, bank financings and acquisitions, making him qualified as a member of the Board.

Ernest Diaz,   Executive Vice-President and Director, co-founded our company in May 2014.  Mr. Diaz also serves as the President and Chief Executive Officer of Apnea Specialists, Inc. of Oklahoma City, OK from September 2009 to the present. Prior to his tenure at Apnea Specialists, he was the Vice President of Sleep Operations at ROK Medical Inc. He is a 1987 graduate of Loma Linda University in Loma Linda California with a Bachelor of Science degree in chemistry and an Associate of Science Degree in respiratory therapy.

The Board of Directors appoints our executive officers annually.  A majority vote of the directors who are in office is required to fill director vacancies.  Each director is elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our officers and/or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Committees

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

We have not formed a Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file reports of ownership and changes in ownership with the SEC or furnish us with copies of these reports.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed as Exhibit 14.2 to our Registration Statement on Form S-1 filed on September 26, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Panamera Healthcare Corporation, 4180 Orchard Hill Drive, Edmond, OK 73025.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended July 31, 2015 and 2014 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Totals $
Curtis Summers	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Director

Douglas G. Baker,	2015	37,250	0	0	0	0	0	0	37,250
	2014	0	0	0	0	0	0	0	0
Chief Financial Officer, Secretary /Treasurer. Director
Ernest Diaz,	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Executive Vice-President, Director

Narrative Disclosure to Summary Compensation Table

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our Board of Directors.

While there are no written employment agreements with our officers and directors, the Company has verbally agreed to pay Mr. Douglas Baker a management for his services.  For the year ended July 31, 2015, Mr. Baker invoiced for services totaling $37,250, of which the Company paid $19,500, and owed $17,750 as at July 31, 2015.

At this time, Mr. Curtis Summers and Mr. Ernest Diaz are volunteering their time and are not receiving compensation.
Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended July 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2015.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2015 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.
We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 17,990,000 shares of common stock issued and outstanding as of October 15, 2015.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
Officers and Directors:

Curtis Summers	6,440,000	35.80%

Ernest Diaz	6,440,000	35.80%

Douglas G. Baker	1,120,000	6.23%

All officers and directors as a group (3 persons)	14,000,000	77.82%

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Kratos Healthcare Inc., a company controlled by our Officers and Directors, provides us cash advances as needed to fund our initial working capital requirements.  At founding (May 20, 2014), Kratos informally agreed to make loans to us in amounts up to a total of $75,000 ("standby credit") in order to fund our working capital requirements, as and when such funding is necessary and required.  On July 15, 2014, the Company agreed to pay to Kratos interest of 5% per annum from July 1, 2014, on the unpaid balance of such advances. Principal and interest were due on December 15, 2014. On December 31, 2014, the Company and Kratos agreed to extend the due date of all loans made under the standby credit to December 31, 2015.  The notes bear interest at the rate of 5% per annum for the duration of the loans, which may be further extended by mutual consent of the parties.

As of July 31, 2015, we are indepted to Kratos for a balance of $58,483.  During the year ended July 31, 2015, we paid interest expenses to Kratos of $2,394.

We currently derive all of our revenue from consulting services agreements with two firms.  Our Secretary, Treasurer, and Director, Douglas G. Baker, has ownership interests in both firms.

As of July 31, 2015, we have accrued $17,750 in management fees to our Chief Financial Officer.

The office space used by the Company is provided by one of our founders, Curtis Summers, at no cost to us.

We believe these arrangements are advantageous to us and are on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Our Board of Directors has determined that none of the members of our Board of Directors qualifies as an "independent" director under Nasdaq's definition of independence.

ITEM 14.       Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2015 and the period ended July 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2015 ($)	Period Ended July 31, 2014 ($)
Audit Fees (1)	5,250	3,500
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total	5,250	3,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.                  Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(10)	Material Contracts
10.1	Subscription Agreement (incorporated by reference to exhibit 99.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
(14)	Code of Ethics
14.1 14.2
Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
Code of Ethics for CEO And Senior Financial Officers  (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1* 31.2*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1**	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	Interactive Data File
101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: October 29, 2015	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2015	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer, and Director

Dated: October 29, 2015	/s/ Douglas Baker
Douglas Baker
Secretary, Chief Financial Officer and Treasurer

Dated: October 29, 2015	/s/ Ernest Diaz
Ernest Diaz
Director