Form 10-Q
period 2015-10-31
PANAMERA HEALTHCARE Corp
filed 2015-12-11
CIK 1620749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of  December 10, 2015 there were 17,990,000 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

PANAMERA HEALTHCARE CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

PART I – FINANCIAL INFORMATION
Item 1.      Financial Statements.

PANAMERA HEALTHCARE CORPORATION

October 31, 2015

PANAMERA HEALTHCARE CORPORATION
Balance Sheets (Unaudited)

	October 31,	July 31,
	2015	2015

ASSETS
Current Assets
Cash and cash equivalents	$95,804	$6,784
Restricted cash	-	26,650
Accounts receivable from related parties	12,500	13,000
Total Current Assets	108,304	46,434

TOTAL ASSETS	$108,304	$46,434

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$7,242	$1,176
Due to related parties	68,152	76,233
Total Current Liabilities	75,394	77,409

TOTAL LIABILITIES	75,394	77,409

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding, respectively	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 and 15,490,000 shares issued and outstanding, respectively	1,799	1,549
Additional paid in capital	99,750	-
Common stock subscriptions payable	-	26,650
Accumulated deficit	(68,639)	(59,174)
Total Stockholders' Equity (Deficit)	32,910	(30,975)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$108,304	$46,434

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Operations (Unaudited)

	For the
	Three Months Ended
	October 31,
	2015	2014

Revenues from related parties	$4,500	$12,000
Operating Expenses
Professional expenses	10,066	23,667
General and administration expenses	3,165	14,157
Total operating expenses	13,231	37,824

Net loss from operations	(8,731)	(25,824)

Other expense
Interest expense	(734)	(418)
Total other expense	(734)	(418)

Net loss before taxes	(9,465)	(26,242)

Income tax benefit	-	-

Net loss	$(9,465)	$(26,242)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,346,141	15,490,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Cash Flows (Unaudited)

	For the
	Three Months Ended
	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,465)	$(26,242)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable from related parties	500	(2,500)
Prepaid expenses	-	(2,833)
Increase (decrease) in operating liabilities:
Accounts payable	6,066	287
Accrued expenses	-	(1,582)
Related party payable	(8,000)	12,750
Net Cash Used In Operating Activities	(10,899)	(20,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	29,500
Repayments to related party loans	(81)	-
Release of restricted cash	26,650	-
Proceeds from common stock issuances	73,350	149
Net Cash Provided By Financing Activities	99,919	29,649

Net increase in cash and cash equivalents during the period	89,020	9,529
Cash and cash equivalents, beginning of period	6,784	1,986
Cash and cash equivalents, end of period	$95,804	$11,515

Supplemental cash flow information
Cash paid for interest	$734	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Decrease in subscription payable	$26,650	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Notes to the Unaudited Interim Financial Statements
October 31, 2015
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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2015, as filed with the SEC on October 29, 2015.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of October 31, 2015, the Company has a loss from operations of $9,465 an accumulated deficit of $68,639 and has earned minimal revenues from related parties.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

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

For the period ended October 31, 2015, the Company has issued 1,833,750 common shares for cash proceeds of $73,350, pursuant to our initial public offering. During the year ended July 31, 2015, the Company received $26,250 as restricted cash from subscriptions for 666,250 shares of common stock.  During the period ended October 31, 2015 the funds were released and the common shares were issued when the Company sold the minimum amount of common shares under the public offering.

As at October 31, 2015 and July 31, 2015, we had 17,990,000 and 15,490,000 shares of common stock issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable

During the period ended October 31, 2015 an officer and director of the company invoiced the Company $3,000 for labor costs and was repaid $11,000, in the performance of servicing contracts with a related party company and additional corporate administrative work.  As at October 31, 2015, the Company was obligated to this individual for amounts payable of $9,750 and plans to pay the amount as cash flows become available.

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of a line of credit.  Any unpaid balance is due December 15, 2015 at an annual interest rate of 5% and may be prepaid without penalty.  During the period ended October 31, 2015, net repayments under the line of credit to the Company were made in the amount of $81. As of October 31, 2015 the Company was obligated to the Company, for this interest bearing loan with a balance of $58,402, which includes no accrued interest. The Company plans to pay the loan and interest back as cash flows become available.  The remaining balance available under the line of credit is $16,598, as of October 31, 2015.  For the three months ended October 31, 2015, the Company paid $734 in interest on this note payable.

Revenue and Accounts Receivable

During the period ended October 31, 2015, related corporations were responsible for 100% of our revenue and accounts receivable. As of October 31, 2015 and July 31, 2014 accounts receivable from related parties was $12,500 and $13,000, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10K, as filed on October 29, 2015.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Panamera," "we," "us," or "our" are to Panamera Healthcare Corporation.

Overview

We were incorporated on May 20, 2014 in Nevada. Our business office is located at 4180 Orchard Hill Drive., Edmond, OK 73025.  Our telephone number is (405) 413-5735.

Panamera Healthcare Corporation offers management and consulting services to healthcare organizations.  We intend to focus on ambulatory surgical centers (ASC) that currently have an incentive to be acquired by hospitals in order to increase compensation levels.  We believe the short term strategy of simply converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. The demographics of an aging population also mandate such changes to avoid economic disruption, healthcare rationing or unsustainable taxation.

We intend to reorganize ASCs and consolidate several such centers into larger entities that can immediately take advantage of higher reimbursement rates permitted by the reorganization.  At the same time, we expect to institute the necessary medical records and management systems to make the transition to value based compensation.

The Company had a loss from operations for the quarter ended October 31, 2015, of $8,731 and an accumulated deficit of $68,639.   The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation.  Any capital raised will be through either a private placement of our common stock, the issuance of preferred shares, the Designation, Preferences, and Rights of which are not yet determined, one or more convertible debentures, or other form of indebtedness.  If such financing is concluded, it will result in the issuance of shares of the appropriate class of stock from the Company’s authorized capital.

Results of Operations

Results of Operations for the three months ended October 31, 2015 and 2014.

	For the Three Months Ended
	October 31,
Statement of Operations Data:	2015	2014	Change ($)

Revenues	$4,500	$12,000	(7,500)
Total operating expenses	13,231	37,824	(24,593)
Other expenses	734	418	316
Net loss	$(9,465)	$(26,242)	16,777

During the three months ended October 31, 2015 we recognized revenue from one of our contracts, which represents a flat fee of $1,500 per month.  Historically we had two contracts, one of which ended on January 31, 2015.  The contract that ended represented revenues of $2,500 monthly, thus for the three months ended October 31, 2014, we had revenues of $12,000.

Net loss was $9,465 for the period ended October 31, 2015 and $26,242 for the period ended October 31, 2014. The decrease in operating expenses was the primary contributing factor for the reduced loss during the period ended 2015.

Operating expenses for the period ended October 31, 2015 and 2014 were $13,231 and $37,824 respectively. The operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees for the period ended October 31, 2015 was $10,066 compared to $23,667 for the period ended October 31, 2014.  The decrease in professional fees during the period ended October 31, 2015 compared to the period ended October 31, 2014 is primarily attributed to a one-time consulting fee of $20,000 paid during 2014, and reduced by increased accounting costs, audit and legal fees related to the Company’s SEC filings during 2015. General and administration fees decreased $3,165, from $14,157 for the period ended October 31, 2014,  primarily from an officer who charged for services totaling $3,000 for the period ended October 31, 2015 as compared to $12,750 for the period ended October 31, 2014.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Balance Sheet Data:	October 31, 2015	July 31, 2015	Change ($)

Cash	$95,804	$6,784	89,020
Restricted cash	$-	$26,650	(26,650)
Working capital (deficiency)	$32,910	$(30,975)	63,885
Total assets	$108,304	$46,434	61,870
Total liabilities	$75,394	$77,409	(2,015)
Total stockholders' equity (deficit)	$32,910	$(30,975)	63,885

As at October 31, 2015, our current assets were $108,304 and our current liabilities were $75,394 which resulted in working capital of $32,910. As at October 31, 2015, current assets were comprised of $95,804 in cash, and $12,500 in accounts receivable, compared to $6,784 in cash, $26,650 in restricted cash, and $13,000 in accounts receivable at July 31, 2015. As at October 31, 2015, current liabilities were comprised of $7,242 in accounts payable and $68,152 in due to related parties, compared to $1,176 in accounts payable and $76,233 in due to related parties at July 31, 2015.

As at October 31, 2015 our working capital increased $63,885, from a deficiency of $30,975 at July 31, 2015 to $32,910 at October 31, 2015, primarily due to the increase of cash from the closing of our recent public offering.  We sold 2,500,000 shares of common stock (100% of the offering), for net proceeds of $100,000, $26,650 of which was received during the year ended July 31, 2015.

	For the Three Months Ended
	October 31,
Cash Flow Data:	2015	2014

Cash Flows used in Operating Activities	$(10,899)	$(20,120)
Cash Flows provided by Financing Activities	$99,919	$29,649
Net Increase in Cash During Period	$89,020	$9,529

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the period ended October 31, 2015, net cash flows used in operating activities was $10,899 consisting of a net loss of $9,465 and was reduced by an decrease in accounts receivable of $500, increase in accounts payable of $6,066 and increased by a payment made to a related party for $8,000.  For the period ended October 31, 2014, net cash flows used in operating activities was $20,120 consisting of a net loss of $26,242 and was increased by an increase in accounts receivable of $2,500 and increase in prepaid expenses of $2,833 and decrease in accrued expenses of $1,582 and was reduced by an increase in accounts payable of 287 and related party payable of 12,750.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the year ended July 31, 2015 and the period ended July 31, 2014, we generated $99,919 and $29,649 from financing activities, respectively.  During June and July 2015, we received $26,650 from our initial public offering, from the subscription for 666,250 shares of common stock, which was restricted as of July 31, 2015.  During the period ended October 31, 2015, the restriction on the cash was released when we sold an additional 1,833,750 shares of common stock, for proceeds of $73,350, and closed our offering having sold the maximum of 2,500,000 shares of common stock for net proceeds of $100,000.  For the period ended October 31, 2014, the Company received net loans from a related party of $29,500 and received $149 from a stock subscription for the sale of 1,490,000 shares of common stock in the period ended July 31, 2014.

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

Liquidity and Capital Resources

On October 15, 2015, the Company closed its Offering of 2,500,000 shares sold at $0.04 per share under the Prospectus, raising a total of $100,000. We believe that our status as a fully reporting company will facilitate attracting additional equity investments and plan to conduct a private placement of our common stock, the issuance of preferred shares, the issuance of one or more convertible debentures or other forms of indebtedness.

Our officers have agreed to advance funds if needed but the agreement is verbal and is unenforceable as a matter of law.

As of October 31, 2015, we have no employees and our only employees are our officers and directors. As of October 31, 2015, an officer, who is also a director and a shareholder, was owed $9,750 for management fees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of October 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:
Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: December 11, 2015	/s/ Curtis Summers
Curtis Summers
President
(Principal Executive Officer)