Form 10-Q
period 2016-01-31
PANAMERA HEALTHCARE Corp
filed 2016-03-15
CIK 1620749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55569

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

As of  March 14, 2016 there were 17,990,000 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

PANAMERA HEALTHCARE CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

PANAMERA HEALTHCARE CORPORATION

January 31, 2016

PANAMERA HEALTHCARE CORPORATION
Balance Sheets (Unaudited)

	January 31,	July 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$85,040	$6,784
Restricted cash	-	26,650
Accounts receivable from related parties	17,000	13,000
Total Current Assets	102,040	46,434

TOTAL ASSETS	$102,040	$46,434

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$4,126	$1,176
Due to related parties	68,834	76,233
Total Current Liabilities	72,960	77,409

TOTAL LIABILITIES	72,960	77,409

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value 17,990,000 and 15,490,000 shares issued and outstanding, respectively	1,799	1,549
Additional paid in capital	99,750	-
Common stock subscriptions payable	-	26,650
Accumulated deficit	(72,469)	(59,174)
Total Stockholders' Equity (Deficit)	29,080	(30,975)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$102,040	$46,434

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Operations (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenues from related parties	$4,500	$12,000	$9,000	$24,000
Operating Expenses
Professional expenses	4,464	5,225	14,530	29,965
General and administration expenses	3,143	13,714	6,308	26,798
Total operating expenses	7,607	18,939	20,838	56,763

Net loss from operations	(3,107)	(6,939)	(11,838)	(32,763)

Other expense
Interest expense	(723)	(605)	(1,457)	(1,023)
Total other expense	(723)	(605)	(1,457)	(1,023)

Net loss before taxes	(3,830)	(7,544)	(13,295)	(33,786)

Income tax benefit	-	-	-	-

Net loss	$(3,830)	$(7,544)	$(13,295)	$(33,786)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	15,490,000	17,659,899	15,490,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Cash Flows (Unaudited)

	For the
	Six Months Ended
	January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,295)	$(33,786)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable from related parties	(4,000)	(6,500)
Prepaid expenses	-	(58)
Increase (decrease) in operating liabilities:
Accounts payable	2,950	2,200
Accrued expenses	-	(1,718)
Related party payable	(5,000)	26,250
Net Cash Used In Operating Activities	(19,345)	(13,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	29,500
Repayments to related party loans	(2,399)	-
Release of restricted cash	26,650	-
Proceeds from common stock issuances	73,350	149
Net Cash Provided By Financing Activities	97,601	29,649

Net increase in cash and cash equivalents during the period	78,256	16,037
Cash and cash equivalents, beginning of period	6,784	1,986
Cash and cash equivalents, end of period	$85,040	$18,023

Supplemental cash flow information
Cash paid for interest	$1,457	$741
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Decrease in subscription payable	$26,650	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Notes to the Unaudited Interim Financial Statements
January 31, 2016

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

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of January 31, 2016, the Company has an accumulated deficit and has earned minimal revenues from related parties.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

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

For the six months ended January 31, 2016, the Company has issued 1,833,750 common shares for cash proceeds of $73,350, pursuant to our initial public offering. During the year ended July 31, 2015, the Company received $26,650 as restricted cash from subscriptions for 666,250 shares of common stock.  During the period ended January 31, 2016 the funds were released and the common shares were issued when the Company sold the minimum amount of common shares under the public offering.

As of January 31, 2016 and July 31, 2015, we had 17,990,000 and 15,490,000 shares of common stock issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable

During the six months ended January 31, 2016 an officer and director of the company invoiced the Company $6,000 for labor costs in the performance of servicing contracts with a related party company and additional corporate administrative work. For the six months ended January 31, 2016, the Company repaid $11,000 to this related party. As of January 31, 2016, the Company was obligated to this individual for amounts payable of $12,750 and plans to pay the amount as cash flows become available.

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of a line of credit.  Any unpaid balance was due December 31, 2015, and was extended to December 31, 2016, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment.  During the six months ended January 31, 2016, net repayments under the line of credit to the Company were made in the amount of $2,399. As of January 31, 2016 the Company was obligated to the Company, for this interest bearing loan with a balance of $56,084 which includes no accrued interest. The Company plans to pay the loan and interest back as cash flows become available.  The remaining balance available under the line of credit is $18,915 as of January 31, 2016.  For the six months ended January 31, 2016, the Company paid $1,457 in interest on this note payable.

Revenue and Accounts Receivable

During the six months ended January 31, 2016, related corporations were responsible for 100% of our revenue and accounts receivable. As of January 31, 2016 and July 31, 2015 accounts receivable from related parties was $17,000 and $13,000, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on October 29, 2015.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Panamera," "we," "us," or "our" are to Panamera Healthcare Corporation

Overview

We were incorporated on May 20, 2014, in Nevada. Our business office is located at 4180 Orchard Hill Drive., Edmond, OK 73025.  Our telephone number is (405) 413-5735.

Panamera Healthcare Corporation offers management and consulting services to healthcare organizations. We intend to focus on ambulatory surgical centers (ASCs) that currently have an incentive to be acquired by hospitals in order to increase compensation levels.  We believe the short term strategy of converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. The demographics of an aging population also mandate such changes to avoid economic disruption, healthcare rationing, or unsustainable taxation.

We intend to reorganize ASCs and consolidate several such centers into larger entities that can immediately take advantage of higher reimbursement rates permitted by the reorganization.  At the same time, we expect to institute the necessary medical records and management systems to make the transition to value based compensation.

The Company had a loss from operations for the six months ended January 31, 2016, of $11,838, and an accumulated deficit of $72.469. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation.  Any capital raised will be through either a private placement of our common stock, the issuance of preferred shares, the designation, preferences and rights of which are not yet determined, one or more convertible debentures, or other form of indebtedness.  If such financing is concluded, it will result in the issuance of shares of the appropriate class of stock from the Company’s authorized capital.
On March 4, 2016 the Company received notice from FINRA that its stock is cleared to trade under the symbol PNHT.

Results of Operations

The following table provides selected financial data about our company as of the three and six months, ended January 31, 2016.

Results of Operations for the three months ended January  31, 2016 and 2015

	For the Three Months Ended
	January 31,
Statement of Operations Data:	2016	2015	Change ($)

Revenues - related party	$4,500	$12,000	(7,500)
Total operating expenses	7,607	18,939	(11,332)
Other expenses	723	605	118
Net loss	$(3,830)	$(7,544)	3,714

During the three months ended January 31, 2016, we recognized revenue from one of our contracts, which represents a flat fee of $1,500 per month.  Historically we had two contracts, one of which ended on January 31, 2015.  The contract that ended represented revenues of $2,500 monthly, thus for the three months ended January 31, 2015, we had revenues of $12,000.

Net loss was $3,830 for the three months ended January 31, 2016, and $7,544 for the same period ended January 31, 2015. The decrease in operating expenses was the primary contributing factor for the reduced loss during the period ended 2016.

Operating expenses for the three months ended January 31, 2016 and 2015 were $7,607 and $18,939, respectively. The operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees for the three months ended January 31, 2016, was $4,464 compared to $5,225 for the same period ended January 31, 2015.  General and administration fees was decreased by $10,571, to $3,143 for the three months ended January 31, 2016, from $13,714 for the three months ended January 31, 2015,  primarily from an officer who charged for services totaling $3,000 for the period ended January 31, 2016 as compared to $13,500 for the period ended January 31, 2015.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Results of Operations for the six months ended January  31, 2016 and 2015

	For the Six Months Ended
	January 31,
Statement of Operations Data:	2016	2015	Change ($)

Revenues – related party	$9,000	$24,000	(15,000)
Total operating expenses	20,838	56,763	(35,925)
Other expenses	1,457	1,023	434
Net loss	$13,295	$33,786	(20,491)

During the six months ended January 31, 2016, we recognized revenue from one of our contracts, which represents a flat fee of $1,500 per month.  Historically we had two contracts, one of which ended on January 31, 2015.  The contract that ended represented revenues of $2,500 monthly, thus for the three months ended January 31, 2015, we had revenues of $24,000.

Net loss was $13,295 for the six months ended January 31, 2016, and $33,786 for the same period ended January 31, 2015. The decrease in operating expenses was the primary contributing factor for the reduced loss during the period ended 2016.

Operating expenses for the six months ended January 31, 2016 and 2015 were $20,838 and $56,763, respectively. The operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees for the six months ended January 31, 2016 were $14,530, compared to $29,965 for the same period ended January 31, 2015, primarily attributed to a one-time consulting fee of $20,000 paid during 2014, and reduced by increased accounting and audit costs related to the Company’s SEC filings during 2016. General and administration fees was decreased by $20,490, to $6,308 for the six months ended January 31, 2016, from $26,798 for the six months ended January 31, 2015,  primarily from an officer who charged for services totaling $6,000 for the period ended January 31, 2016, as compared to $26,250 for the period ended January 31, 2015.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Balance Sheet Data:	January 31, 2016	July 31, 2015	Change ($)

Cash	$85,040	$6,784	78,256
Restricted cash	$-	$26,650	(26,650)
Working capital (deficiency)	$29,080	$(30,975)	60,055
Total assets	$102,040	$46,434	55,606
Total liabilities	$72,960	$77,409	(4,449)
Total stockholders' equity (deficit)	$29,080	$(30,975)	60,055

As of January 31, 2016, our current assets were $102,040 and our current liabilities were $72,960 which resulted in working capital of $29,080; our current assets were comprised of $85,040 in cash, and $17,000 in accounts receivable, compared to $6,784 in cash, $26,650 in restricted cash, and $13,000 in accounts receivable as of July 31, 2015. As of January 31, 2016, current liabilities were comprised of $4,126 in accounts payable and $68,834 in due to related parties, compared to $1,176 in accounts payable and $76,233 in due to related parties as of July 31, 2015.

As of January 31, 2015, our working capital increased $60,055 from a deficiency of $30,975 on July 31, 2015, to $29,080 on January 31, 2016, primarily due to the increase of cash from the closing of our recent public offering.  We sold 2,500,000 shares of common stock (100% of the offering), for net proceeds of $100,000, $26,650 of which was received during the year ended July 31, 2015.

	For the Six Months Ended
	January 31,
Cash Flow Data:	2016	2015

Cash Flows used in Operating Activities	$(19,345)	$(13,612)
Cash Flows provided by Financing Activities	$97,601	$29,649
Net Increase in Cash During Period	$78,256	$16,037

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2016, net cash flows used in operating activities was $19,345, consisting of a net loss of $13,295 and was reduced by an increase in accounts payable of $2,950 and increased by an increase in accounts receivable of $4,000, a payment made to a related party for $5,000.  For the period ended January 31, 2015, net cash flows used in operating activities was $13,612, consisting of a net loss of $33,786 and was increased by an increase in accounts receivable of $6,500, increase in prepaid expenses of $58 and decrease in accrued expenses of $1,718 and was reduced by an increase in accounts payable of $2,200 and related party payable of $26,250.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the six months ended January 31, 2016 and 2015, we generated $99,919 and $29,649 from financing activities, respectively.  During the year ended on July 31, 2015, we received $26,650 from our initial public offering, from the subscription for 666,250 shares of common stock, which was restricted as of July 31, 2015.  As of January 31, 2016, the restriction on the cash was released when we sold an additional 1,833,750 shares of common stock, for proceeds of $73,350, and closed our offering having sold the maximum of 2,500,000 shares of common stock for net proceeds of $100,000.  For the period ended January 31, 2016, the Company repaid $2,399 in loans to a related party and during January 31, 2015, the Company received net loans from a related party of $29,500.

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

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations

Liquidity and Capital Resources

On October 15, 2015, the Company closed its Offering of 2,500,000 shares sold at $0.04 per share under the Prospectus, raising a total of $100,000. We believe that our status as a fully reporting company will facilitate attracting additional equity investments and plan to conduct a private placement of our common stock, a convertible debenture, or issuance of preferred shares.

Our officers have agreed to advance funds if needed, but the agreement is verbal and is unenforceable as a matter of law.

As of January 31, 2016, we have no employees other than our officers and directors. As of January 31, 2016, an officer, who is also a director and a shareholder, was owed $12,750 for management fees.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2016.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)
Dated March 15, 2016

/s/ Curtis Summers
Curtis Summers
Chief Executive Officer
(Principal Executive Officer)