Form 10-Q
period 2016-04-30
PANAMERA HEALTHCARE Corp
filed 2016-06-09
CIK 1620749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of  June 7, 2016 there were 17,990,000 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

PANAMERA HEALTHCARE CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

PANAMERA HEALTHCARE CORPORATION

April 30, 2016

PANAMERA HEALTHCARE CORPORATION
Balance Sheets (Unaudited)

	April 30,	July 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$69,082	$6,784
Restricted cash	-	26,650
Accounts receivable from related parties	15,500	13,000
Total Current Assets	84,582	46,434

TOTAL ASSETS	$84,582	$46,434

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,874	$1,176
Accrued interest - related party	114	-
Due to related parties	67,334	76,233
Total Current Liabilities	73,322	77,409

TOTAL LIABILITIES	73,322	77,409

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value 17,990,000 and 15,490,000 shares issued and outstanding, respectively	1,799	1,549
Additional paid in capital	99,750	-
Common stock subscriptions payable	-	26,650
Accumulated deficit	(90,289)	(59,174)
Total Stockholders' Equity (Deficit)	11,260	(30,975)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,582	$46,434

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Operations (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Revenues from related parties	$4,500	$4,500	$13,500	$28,500
Operating Expenses
Professional expenses	16,184	1,525	30,714	31,491
General and administration expenses	5,445	9,996	11,753	36,793
Total operating expenses	21,629	11,521	42,467	68,284

Net loss from operations	(17,129)	(7,021)	(28,967)	(39,784)

Other expense
Interest expense	(691)	(585)	(2,148)	(1,608)
Total other expense	(691)	(585)	(2,148)	(1,608)

Net loss before taxes	(17,820)	(7,606)	(31,115)	(41,392)

Income tax benefit	-	-	-	-

Net loss	$(17,820)	$(7,606)	$(31,115)	$(41,392)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	15,490,000	17,767,932	15,490,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Cash Flows (Unaudited)

	For the
	Nine Months Ended
	April 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,115)	$(41,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable from related parties	(2,500)	(9,500)
Accounts payable	4,698	467
Accrued interest - related party	114	(3,577)
Related party payable	(6,500)	34,250
Net Cash Used In Operating Activities	(35,303)	(19,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	29,500
Repayments to related party loans	(2,399)	(2,691)
Release of restricted cash	26,650	-
Proceeds from common stock issuances	73,350	149
Net Cash Provided By Financing Activities	97,601	26,958

Net increase in cash and cash equivalents during the period	62,298	7,206
Cash and cash equivalents, beginning of period	6,784	1,986
Cash and cash equivalents, end of period	$69,082	$9,192

Supplemental cash flow information
Cash paid for interest	$2,034	$1,685
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Decrease in subscription payable	$26,650	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Notes to the Unaudited Interim Financial Statements
April 30, 2016

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation

NOTE 3 - GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of April 30, 2016, the Company has an accumulated deficit and has earned minimal revenues from related parties.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

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

For the nine months ended April 30, 2016, the Company has issued 1,833,750 common shares for cash proceeds of $73,350, pursuant to our initial public offering. During the year ended July 31, 2015, the Company received $26,650 as restricted cash from subscriptions for 666,250 shares of common stock.  During the period ended April 30, 2016 the funds were released and the common shares were issued when the Company sold the minimum amount of common shares under the public offering.

As of April 30, 2016 and July 31, 2015, we had 17,990,000 and 15,490,000 shares of common stock issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable

During the nine months ended April 30, 2016 an officer and director of the company invoiced the Company $10,500 for labor costs in the performance of servicing contracts with a related party company and additional corporate administrative work. For the nine months ended April 30, 2016, the Company repaid $17,000 to this related party. As of April 30, 2016, the Company was obligated to this individual for amounts payable of $11,250 and plans to pay the amount as cash flows become available.

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of a line of credit.  Any unpaid balance was due December 31, 2015, and was extended to December 31, 2016, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment.  During the nine months ended April 30, 2016, net repayments under the line of credit to the Company were made in the amount of $2,399. As of April 30, 2016 the Company was obligated to the Company, for this interest bearing loan with a balance of $56,084 and  accrued interest of $114. The Company plans to pay the loan and interest back as cash flows become available.  The remaining balance available under the line of credit is $18,802 as of April 30, 2016.  For the nine months ended April 30, 2016, the Company paid $2,034 in interest on this note payable.

Revenue and Accounts Receivable

During the nine months ended April 30, 2016, related corporations were responsible for 100% of our revenue and accounts receivable. As of April 30, 2016 and July 31, 2015 accounts receivable from related parties was $15,500 and $13,000, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

The Company had a loss from operations for the nine months ended April 30, 2016, of $31,115, and an accumulated deficit of $90,289. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is dependent upon its ability to generate such financing.

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

Results of Operations

The following table provides selected financial data about our company as of the three and nine months, ended April 30, 2016.

Results of Operations for the three months ended April 30, 2016 and 2015

	For the Three Months Ended
	April 30,
Statement of Operations Data:	2016	2015	Change ($)

Revenues-related party	$4,500	$4,500	-
Total operating expenses	21,629	11,521	10,108
Other expenses	691	585	106
Net loss	$(17,820)	$(7,606)	(10,214)

During the three months ended April 30, 2016 and 2015, we recognized revenue from one of our contracts, which represents a flat fee of $1,500 per month.

Net loss was $17,820 for the three months ended April 30, 2016, and $7,606 for the same period ended April 30, 2015. The increase in operating expenses was the primary contributing factor for the increased loss during the period ended 2016.

Operating expenses for the three months ended April 30, 2016 and 2015 were $21,629 and $11,521 respectively. The operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees increased by $14,659 to $16,184 for the three months ended April 30, 2016, from $1,525 for the three months ended April 30, 2015, primarily from the increased accounting and audit costs related to the Company’s SEC filings during 2016. General and administration fees decreased by $4,551 to $5,445 for the three months ended April 30, 2016, from $9,996 for the three months ended April 30, 2015,  primarily from an officer who charged for services totaling $4,500 for the period ended April 30, 2016, as compared to $8,000 for the period ended April 30, 2015.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Results of Operations for the nine months ended April 30, 2016 and 2015

	For the Nine Months Ended
	April 30,
Statement of Operations Data:	2016	2015	Change ($)

Revenues- related party	$13,500	$28,500	(15,000)
Total operating expenses	42,467	68,284	(25,817)
Other expenses	2,148	1,608	540
Net loss	$(31,115)	$(41,392)	10,277

During the nine months ended April 30, 2016, we recognized revenue from one of our contracts, which represents a flat fee of $1,500 per month.  Historically we had two contracts, one of which ended on January 31, 2015.  The contract that ended represented revenues of $2,500 monthly, thus for the nine months ended April 30, 2015, we had revenues of $28,500.

Net loss was $31,115 for the nine months ended April 30, 2016, and $41,392 for the same period ended April 30, 2015. The decrease in operating expenses was the primary contributing factor for the reduced loss during the period ended 2016.

Operating expenses for the nine months ended April 30, 2016 and 2015 were $42,467 and $68,284, respectively. The operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees for the nine months ended April 30, 2016 were $30,714, compared to $31,491 for the same period ended April 30, 2015. General and administration fees was decreased by $25,040 to $11,753 for the nine months ended April 30, 2016, from $36,793 for the nine months ended April 30, 2015,  primarily from an officer who charged for services totaling $10,500 for the period ended April 30, 2016, as compared to $34,250 for the period ended April 30, 2015.

Other expenses represent interest paid to a related party on funds advanced to the Company.

 Balance Sheet Data:

	April 30, 2016	July 31, 2015	Change ($)

Cash	$69,082	$6,784	62,298
Restricted cash	$-	$26,650	(26,650)
Working capital (deficiency)	$11,260	$(30,975)	42,235
Total assets	$84,582	$46,434	38,148
Total liabilities	$73,322	$77,409	(4,087)
Total stockholders' equity (deficit)	$11,260	$(30,975)	42,235

As of April 30, 2016, our current assets were $84,582 and our current liabilities were $73,322 which resulted in working capital of $11,260, our current assets were comprised of $69,082 in cash, and $15,500 in accounts receivable, compared to $6,784 in cash, $26,650 in restricted cash, and $13,000 in accounts receivable as of July 31, 2015. As of April 30, 2016, current liabilities were comprised of $5,874 in accounts payable, $114 in accrued interest to related party and $67,334 in due to related parties, compared to $1,176 in accounts payable and $76,233 in due to related parties as of July 31, 2015.

As of April 30, 2016, our working capital increased $42,235 from a deficiency of $30,975 on July 31, 2015, to $11,260 on April 30, 2016, primarily due to the increase of cash from the closing of our recent public offering. We sold 2,500,000 shares of common stock (100% of the offering), for net proceeds of $100,000, $26,650 of which was received during the year ended July 31, 2015.

Cash Flow Data:

	For the Nine Months Ended
	April 30,
	2016	2015

Cash Flows used in Operating Activities	$(35,303)	$(19,752)
Cash Flows provided by Financing Activities	$97,601	$26,958
Net Increase in Cash During Period	$62,298	$7,206

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2016, net cash flows used in operating activities was $35,303, consisting of a net loss of $31,115 and was reduced by an increase in accounts payable of $4,698 and accrued interest to related party of $114, and increased by an increase in accounts receivable of $2,500, a payment made to a related party for $6,500.  For the period ended April 30, 2015, net cash flows used in operating activities was $19,752, consisting of a net loss of $41,392 and was increased by an increase in accounts receivable of $9,500 and decrease in accrued interest to related party of $3,577, and was reduced by an increase in accounts payable of  $467 and related party payable of $34,250.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the nine months ended April 30, 2016 and 2015, we generated $97,601 and $26,958 from financing activities, respectively. During the year ended on July 2015, we received $26,650 from our initial public offering, from the subscription for 666,250 shares of common stock, which was restricted as of July 31, 2015.  As of April 30, 2016, the restriction on the cash was released when we sold an additional 1,833,750 shares of common stock, for proceeds of $73,350, and closed our offering having sold the maximum of 2,500,000 shares of common stock for net proceeds of $100,000.  For the period ended April 30, 2016, the Company repaid $2,399 in loans to a related party and during April 30, 2015, the Company received net loans from a related party of $29,500.

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

As of April 30, 2016, we have no employees other than our officers and directors. As of April 30, 2016, an officer, who is also a director and a shareholder, was owed $11,250 for management fees.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting for the period covered by this Quarterly Report. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of April 30, 2016.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)
Dated June 9, 2016

/s/ Curtis Summers
Curtis Summers
Chief Executive Officer
(Principal Executive Officer)