Form 10-K
period 2016-07-31
PANAMERA HEALTHCARE Corp
filed 2016-11-14
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-55569

PANAMERA HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4180 Orchard Hill Drive, Edmond, OK	73025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 413-5735

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2016 was $Nil based on a $Nil closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

17,990,000 shares of common stock outstanding as of November 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Panamera Healthcare Corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on May 20, 2014. We offer management and consulting services to healthcare organizations. We intend to focus on ambulatory surgical centers (ASCs) that currently have an incentive to be acquired by hospitals in order to increase compensation levels. We believe the short term strategy of converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. The demographics of an aging population also mandate such changes to avoid economic disruption, healthcare rationing, or unsustainable taxation.

Our Current Business

We are an early stage company devoted to helping clients navigate the complexities of a healthcare system in transition.

We offer management and consulting services to healthcare organizations. We intend to focus on ambulatory surgical centers (ASCs) that currently have an incentive to be acquired by hospitals in order to increase compensation levels. We believe the short term strategy of converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. The demographics of an aging population also mandate such changes to avoid economic disruption, healthcare rationing, or unsustainable taxation.

Our Services

We offer our clients in the healthcare industry a wide array of services including but not limited to:

•	new practice start-up services and group practice reorganizations;
•	physician group advisory services, performance improvement, compensation, electronic medical records and clinical practice integration;
•	hospital and surgical center interim management, turnaround strategies, workforce management, regulatory compliance and accreditation preparation, and start-up, transition, and closure support;
•	strategic and business planning as organizations cope with a transition to accountable care;
•	feasibility studies, fairness opinions, and valuations;
•	ICD-10 implementation, training, and analysis of key performance indicators.
•	transition to value-based care, value-based payment modeling, and measurable outcomes;

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

Our officers have experience in long-term consulting at flat rate billing, although we do not currently have such clients. Under the terms of long term consulting contracts, in addition to a well-defined scope of services and deliverables, operational issues such as client's rules regarding access to premises, personnel, and intellectual property, changes in compensation relative to unexpected regulatory changes, premise relocation, and other potential changes attendant to long term relationships must be well defined in the initial contract.

Our Market

We believe the market for healthcare management services for providers, small hospitals and surgical centers not affiliated with larger organizations, which lack the time or proficiency to manage their facilities in a profitable manner, is underserved. We believe this to be especially true for the Oklahoma City area and the surrounding counties in Oklahoma due to the rural geography of the region and the many medical providers struggling to rapidly comply with new mandates, such as the implementation if ICD-10. Use of ICD-10 codes became effective on October 1, 2015, but the Centers for Medicare and Medicaid granted a one-year period where enforcement was relaxed while organizations adapted to the new standards. Now that the transition period has passed and most HIPPA-covered entities are functionally compliant, demand for initial training services has waned. The challenge going forward is to help entities analyze their progress by tracking key performance indicators (KPI) to address issues with reimbursement, claims submission and productivity. We believe that on-going training in ICD-10 is now a continuing (medical) education (CME) function, better served by entities that provide a wide array of CME courses such as the Oklahoma Association of Health Care Providers. Tracking and analyzing KPIs integrates with our other management services and adds more value. Examples of KPIs that are of immediate concern for a current client are medical necessity pass rate, incomplete or missing diagnosis codes, incomplete or missing charges, and number of records returned to clinicians for additional documentation.

We continue to focus our efforts regionally in Oklahoma County. However, when we are funded to a more stable degree, we intend to seek opportunities anywhere in the United States. We do not intend to compete internationally or with large national healthcare management companies whose primary focus is on large commercial firms, generally located in major urban areas.

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

Seasonality

Although our operating history is limited, we have not experienced a seasonal business cycle.

Competition

The healthcare management business is competitive and among qualified participants has low barriers to entry. We compete locally, and will eventually compete on a statewide basis, with a variety of primarily local companies that offer similar services as ours. Based on our review of advertisements and Internet web sites, we believe the majority of these companies are entrenched in the conventional healthcare system and are themselves struggling to adapt to the new requirements of healthcare as defined by the emerging standards of accountable care. Others appear to be knowledgeable about the ICD-10 standards, coding, and their possible impact on reimbursement rates. We hope to form strategic alliances with companies that have demonstrable expertise in specialized areas. Some of these companies have had many more years of business experience, have proprietary processes, or have greater financial and personnel resources, including marketing and sales organizations, and may be able to provide their services at lower rates. We do not believe any one company holds a dominant share of the local or statewide market on which we are focused.

Compliance with Government Regulation

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

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, www.panamerahealth.com.

Employees

As of July 31, 2016, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company and are able to fulfil part-time the requirements of our two present contracts. We have no employees, and do not foresee hiring employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers' time constraints.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive office location and mailing address is 4180 Orchard Hill Drive., Edmond, OK 73025. The office is provided by our president and no cost to us.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were listed for quotation on the Pink Sheets of the OTC Markets under the symbol “PNHT” on March 7, 2016. On June 13, 2016, our stock became ineligible for quotation due to quoting inactivity under SEC Rule 15c-211.

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

Our shares are issued in registered form. Action Stock Transfer Corporation at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121 (Telephone: (801) 274-1088; Facsimile: (801) 274-1099) is the registrar and transfer agent for our common shares.

On November 14, 2016, the shareholders’ list showed 35 registered shareholders with 17,990,000 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our company consists of 150,000,000 of common stock, at $0.0001 par value, and 50,000,000 shares of preferred stock, at $0.0001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended July 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

We offer management and consulting services to healthcare organizations. We intend to devote our marketing efforts toward identifying ambulatory surgical centers (ASC) that currently have an incentive to be acquired by hospitals in order to increase compensation levels. We intend to reorganize ASCs and consolidate several such centers into larger entities that can immediately take advantage of higher reimbursement rates permitted by the reorganization. At the same time, we expect to institute the necessary medical records and management systems to make the transition to value based compensation.

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the fiscal year ended July 31, 2016, was $57,184 compared to a net loss of $77,183 at July 31, 2015.

During the fiscal year ended July 31, 2016, we incurred operating expenses of $54,329 compared to $74,866 incurred during the year ended July 31, 2015.

As of July 31, 2016, our current assets were $60,084 compared to $33,434 in current assets at July 31, 2015. As of July 31, 2016, our current liabilities were $61,893 compared to $77,409 in current liabilities at July 31, 2015.

Stockholders’ deficit was ($1,809) as of July 31, 2016 compared to ($43,975) as of July 31, 2015.

Results of Operations - Years Ended July 31, 2016 and the July 31, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended July 31, 2016 and 2015, which are included herein.

Our operating results for the year ended July 31, 2016 and 2015, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
Statement of Operations Data:	July 31, 2016	July 31, 2015

Revenues	$-	$-
Total operating expenses	54,329	74,866
Other expenses	2,855	2,317
Net loss	$(57,184)	$(77,183)

During the years ended July 31, 2016 and July 31, 2015 no revenues were recorded.

Net loss was $57,184 for year ended July 31, 2016 and $77,183 for the year ended July 31, 2015. The decrease in operating expenses was primarily due to decrease in management and consulting fees.

Operating expenses for the year ended July 31, 2016 and July 31, 2015 were $54,329 and $74,866 respectively. Operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees for the year ended July 31, 2016, was $37,280 compared to $34,917 for the year ended July 31, 2015. The increase in professional fees during the year ended July 31, 2016, compared to the year ended July 31, 2015, is primarily attributed to accounting, audit and legal fees related to the Company’s SEC filings. The decrease in general and administration fees of $22,900, during the year ended July 31, 2016, were primarily attributable to decrease in management fees to an officer.

	Year Ended
Balance Sheet Data:	July 31, 2016	July 31, 2015

Cash	$60,084	$6,784
Restricted cash	$-	$26,650
Working capital (deficiency)	$(1,809)	$(43,975)
Total assets	$60,084	$33,434
Total liabilities	$61,893	$77,409
Total stockholders’ equity (deficit)	$(1,809)	$(43,975)

As at July 31, 2016, our current assets were $60,084 and our current liabilities were $61,893 which resulted in a working capital deficiency of $1,809. As at July 31, 2016, current assets were comprised of $60,084 in cash, compared to $6,784 in cash, and $26,650 in restricted cash at July 31, 2015. As at July 31, 2016, current liabilities were comprised of $5,532 in accounts payable and , $277 in accrued interest to a related party and $56,084 in due to related parties, compared to $1,176 in accounts payable and $76,233 in due to related parties at July 31, 2015.

Cash Flow Data:
	Year Ended
	July 31, 2016	July 31, 2015

Cash Flows used in Operating Activities	$(70,301)	$(55,334)
Cash Flows used in Investing Activities	$-	$(26,650)
Cash Flows provided by Financing Activities	$123,601	$86,782
Net Increase in Cash During Period	$53,300	$4,798

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2016, net cash flows used in operating activities was $70,301 consisting of a net loss of $57,184 and was offset by an increase in accounts payable of $4,356, a decrease in related party payable of $17,750 and an increase in accrued expense of $277. For the year ended July 31, 2015, net cash flows used in operating activities was $55,334 consisting of a net loss of $77,183 and was offset by a decrease in accounts receivable of $6,500, an increase in accounts payable of $1,176 and related party payable of $17,750 and a decrease in accrued expense of $3,577.

Cash Flows from Investing Activities

For the years ended July 31, 2016 and 2015, we had $0 and $26,650 of cash used in investing activities, respectively. For July 31, 2015, we had $26,650 in restricted cash from stock subscriptions.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the year ended July 31, 2016, and the July 31, 2015, we generated $123,601 and $86,782 from financing activities, respectively. For the year ended July 31, 2016, we repaid to a related party net loan of $2,399 and received $73,350 from the sale of common stock, an amount of $26,000 was contributed capital and the release of restricted cash provided $26,650. For the year ended July 31, 2015, we received net loans from a related party of $39,983, received $26,799 from stock subscriptions for the sale of common stock, and an amount of $20,000 was contributed capital in the period ended July 31, 2015.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations to fully implement our business plan. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing as envisioned by our Offering will result in additional dilution to existing shareholders.

Liquidity and Capital Resources

From May 20, 2014 (inception) through July 31, 2016, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $56,084 in principal and $277 in accrued interest and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

On September 26, 2014, we filed a Prospectus as part of our Registration Statement on Form S-1, which registered a total of 3,990,000 shares of our common stock at $0.04 per share, 1,490,000 of which were offered by selling shareholders, and 2,500,000 of which were offered by our company. Our company sought to raise $100,000 under the Offering. That Prospectus was declared effective on May 19, 2015. Under the terms of the Prospectus, the offering of the shares by our company stock originally expired on February 13, 2016, unless it was extended by our board of directors. Our company sold 2,500,000 shares under the Prospectus, raising a total of $100,000, and closed the Offering on October 15, 2015.

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

As of July 31, 2016, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company. As of July 31, 2016, an officer who is also a director and a shareholder was owed $NIL (2015 - $17,750) for management fees and during the year ended July 31, 2016, received cash payments of $33,250 (2015 - $19,950) for management fees.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of July 31, 2016, our company had a net loss of $57,184 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PANAMERA HEALTHCARE CORPORATION

July 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Panamera Healthcare Corporation

Edmond, OK

We have audited the accompanying balance sheets of Panamera Healthcare Corporation (the "Company") as of July 31, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of July 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 10, 2016

PANAMERA HEALTHCARE CORPORATION
Balance Sheets

	July 31,	July 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$60,084	$6,784
Restricted cash	-	26,650
Total Current Assets	60,084	33,434

TOTAL ASSETS	$60,084	$33,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,532	$1,176
Accrued interest - related party	277	-
Due to related parties	56,084	76,233
Total Current Liabilities	61,893	77,409

TOTAL LIABILITIES	61,893	77,409

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 and 15,490,000 shares issued and outstanding, respectively	1,799	1,549
Additional paid in capital	145,750	20,000
Common stock subscriptions payable	-	26,650
Accumulated deficit	(149,358)	(92,174)
Total Stockholders' Deficit	(1,809)	(43,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$60,084	$33,434

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Operations

	For the
	Year Ended
	July 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
Professional expenses	37,280	34,917
General and administration expenses	17,049	39,949
Total operating expenses	54,329	74,866

Net loss from operations	(54,329)	(74,866)

Other expense
Interest expense	(2,855)	(2,317)
Total other expense	(2,855)	(2,317)

Net loss before taxes	(57,184)	(77,183)

Income tax benefit	-	-

Net loss	$(57,184)	$(77,183)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,832,736	15,490,000

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Changes in Stockholders' Deficit
For the Period From Year Ended July 31, 2015 through July 31, 2016

						Common
						Stock
					Additional	Subscriptions
	Preferred Stock		Common Stock		Paid in	(Receivable)	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, July 31, 2014	-	-	15,490,000	1,549	-	(149)	(14,991)	(13,591)

Common stock subscriptions received	-	-	-	-	-	26,799		26,799
Contribution by related parties	-	-	-	-	20,000	-		20,000
Net loss							(77,183)	(77,183)
Balance, July 31, 2015	-	-	15,490,000	1,549	20,000	26,650	(92,174)	(43,975)

Contribution by related parties	-	-	-	-	26,000	-	-	26,000
Common stock issued for subscriptions payable	-	-	666,250	67	26,583	(26,650)	-	-
Common stock issued for cash	-	-	1,833,750	183	73,167	-	-	73,350
Net loss	-	-	-	-	-	-	(57,184)	(57,184)
Balance, July 31, 2016	-	$-	17,990,000	$1,799	$145,750	$-	$(149,358)	$(1,809)

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,184)	$(77,183)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable from related parties	-	6,500
Accounts payable	4,356	1,176
Accrued interest - related party	277	(3,577)
Related party payable	(17,750)	17,750
Net Cash Used In Operating Activities	(70,301)	(55,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted proceeds from common stock subscriptions	-	(26,650)
Net Cash Used In Investing Activities	-	(26,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	43,794
Repayments to related party loans	(2,399)	(3,811)
Release of restricted cash	26,650	-
Contributed capital	26,000	20,000
Proceeds from common stock subscriptions	-	26,650
Proceeds from common stock issuances	73,350	149
Net Cash Provided By Financing Activities	123,601	86,782

Net increase in cash and cash equivalents during the period	53,300	4,798
Cash and cash equivalents, beginning of period	6,784	1,986
Cash and cash equivalents, end of period	$60,084	$6,784

Supplemental cash flow information
Cash paid for interest	$2,578	$2,394
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Decrease in subscription payable	$26,650	$-

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Audited Financial Statements

July 31, 2016 and 2015

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $60,084 and $33,434 in cash and cash equivalents as of July 31, 2016 and 2015, respectively. As of July 31, 2015, the Company classified $26,650 as restricted cash. During the year July 31, 2016, the cash was released and as such is no longer considered to be restricted cash.

Restricted Cash

The Company was required to restrict a portion of cash, per the terms of our initial public offering, until a minimum of 1,000,000 shares of common stock were sold. As at July 31, 2015, the Company had $26,650 in restricted cash, from subscriptions for 666,250 shares of common stock. The cash was released during the year ended July 31, 2016, when the Company completed the initial public offering.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2016.  The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

No share-based expenses were incurred for the years ending July 31, 2016 and 2015.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  No advertising costs were incurred for the years ending July 31, 2016 and 2015.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2016.

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 605,“Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Revenue is realized by (1) clients signing contractual service agreements that are billed monthly, (2) time is tracked and billed hourly and additional charges are billed for service in excess of the minimum monthly fee, (3) service is billed per the terms of the service agreement, and (4) collection occurs within reasonable time after completion of each monthly billing. No revenues have been recorded for the years ending July 31, 2016 and 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of July 31, 2016, the Company has a loss from operations, an accumulated deficit and has earned minimal revenues from related parties.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

During the years ended July 31, 2016 and 2015, the Company issued the following common shares:

•

For the year ended July 31, 2016, the Company has issued 1,833,750 common shares for cash proceeds of $73,350, pursuant to our initial public offering (“the Offering”). The Offering was closed on October 15, 2015.

•

During June and July 2015, pursuant to the Offering, the Company received $26,650 as restricted cash, from subscriptions for 666,250 shares of common stock. During the year ended July 31, 2016 the funds were released and the common shares were issued when the Company sold the minimum amount of common shares under the public offering.

•

During June 2014, the Company issued to consultants 1,490,000 shares of common stock at $0.0001 per share for a subscription receivable in the amount of $149. The Company received the $149 during the year end July 31, 2015.

As of July 31, 2016 and 2015, we had 17,990,000 and 15,490,000 shares of common stock issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	July 31, 2016	July 31, 2015
Income tax expense at statutory rate	$(19,443)	$(26,242)
Valuation allowance	19,443	26,242
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2016	July 31, 2015
NOL Carryover	$50,782	$31,339
Valuation allowance	(50,782)	(31,339)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $149,358 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.  They typically expire 20 years from when incurred.

Income taxes for the years ended 2014 through 2016, remain subject to examination.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable

During the year ended July 31, 2016 and 2015 an officer and director of the company invoiced the Company $15,500 and $37,250, respectively, for labor costs in the performance of servicing contracts with a related party company and additional corporate administrative work. For the years ended July 31, 2016 and 2015, the Company repaid $33,250 and $19,500, respectively, to this related party. As at July 31, 2016 and 2015, the Company was obligated to this individual for amounts payable of $0 and $ $17,750, respectively.

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of a line of credit.  Any unpaid balance was due December 31, 2015, and was extended to December 31, 2016, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment.  During the year ended July 31, 2016, net repayments under the line of credit to the Company were made in the amount of $2,399. As of July 31, 2016 the Company was obligated, for this interest bearing loan with a balance of $56,084 and accrued interest of $277. During the year ended July 31, 2015, the Company borrowed $43,794 under the line of credit to the Company and repaid $3,811 the net advances to the Company was $39,983 for working capital requirements. As of July 31, 2015, the Company was obligated, for this interest bearing demand loan with a balance of $58,483, with  no accrued interest. The Company plans to pay the loan and interest back as cash flows become available.  The remaining balance available under the line of credit is $18,639 as of July 31, 2016.  For the years ended July 31, 2016 and 2015, the Company paid $2,579 and $2,394, respectively, in interest on this note payable.

Reclassifications

During the years ended July 31, 2016 and July 31, 2015, revenues to related parties were recorded as $18,000 and $33,000, and accounts receivable with related parties of $5,000 and $13,000, respectively, in relation to the revenues earned. The amounts during the years ended July 31, 2016 and 2015, netting to $26,000 ($18,000 plus the $8,000 cash received in the current year to settle prior year accounts receivable) and $20,000, respectively, have been reclassified as contributed capital based on the Company’s evaluation of ASC 605 regarding the nature of the transactions. To conform to the presentation for July 31, 2016, we have reclassified amounts on the Balance Sheet, Statement of Operations, the Statement of Change in Stockholders Deficit, and statement of Cash flow for the year ended July 31, 2015.

Other

The controlling shareholders have pledged their support to fund continuing operations during an early stage; however there is no written commitment to this effect.  The Company is dependent upon the continued support.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our company’s Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial and accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our company’s CEO and CFO concluded that our company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

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

Report of Management on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2016. We have identified the following material weaknesses in internal control over financial reporting:

•	Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

•	Maintenance of Current Accounting Records – We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of our company.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. Our company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Curtis Summers	Chairman, President, Chief Executive Officer and Director	42	May 20, 2014
Douglas G. Baker	Chief Financial Officer, Secretary, Treasurer and Director	62	May 20, 2014
Ernest Diaz	Executive Vice-President and Director	51	May 20, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Curtis Summers - Chairman of the Board, President and Chief Executive Officer

Mr. Summers co-founded our company in May 2014. Mr. Summers also serves as the Chief Executive Officer of Summit Medical Center in Edmond, Oklahoma, formed after the sale and reorganization Foundation Surgical Hospital of Oklahoma where Mr. Summers was the Chief Executive Officer since January of 2007. He received his Bachelor of Science with an emphasis on Business Administration (Marketing & Management from Newman University in Wichita, Kansas in 1996, and his Master of Business Administration (MBA) from Oklahoma Christian University, Edmond, Oklahoma in 1996.

Mr. Summers’ abilities derive from following industries laid this background:

•	Construction Company- Responsible for accounts payable accounts receivable, general ledger, inventory, invoicing and bank reconciliations.
•	Bank - credit card collections, public relations, customer service.
•	Marketing Company – planning research, writing, drafting proposals.

Mr. Summers medical industry experience began at an Oklahoma City medical center managed by HCA International, where was a program Development Coordinator. He was vice-president of marketing for a surgical hospital, the Chief Operating Officer of a bariatric hospital, and the Chief Executive Officer of Foundation Surgical Hospital of Oklahoma, as noted above. He is presently serving as CEO of Summit Medical Center. We believe that Mr. Summer's broad experience and specifically as a CEO of a medical center qualify him to perform the services that Panamera offers.

Mr. Summers’ professional affiliations include:

•	Member, American College of Healthcare Executives.
•	Member, American Marketing Association.
•	Member, Public Relations Society of America.
•	Public Relations and Marketing Society – Oklahoma Chapter
•	Member, American Society for Metabolic & Bariatric Surgery

Our company believes that Mr. Summers’ professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Douglas G. Baker - Chief Financial Officer, Secretary, Treasurer and a Director

Mr. Baker co-founded our company in May 2014. He also serves as the Chief Financial Officer of Summit Medical Center in Edmond, OK from September 2009 to the present. He received his Bachelor of Science degree in Accounting in 1976 from the University of Central Oklahoma in Edmond, Oklahoma. Mr. Baker demonstrates extensive knowledge of financial, accounting and operational issues relevant to our business. He also brings deep transactional expertise, including equity offerings, bank financings and acquisitions, making him qualified as a member of the Board.

Our company believes that Mr. Baker’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Ernest Diaz - Executive Vice-President and Director

Mr. Diaz co-founded our company in May 2014. Mr. Diaz also serves as the President and Chief Executive Officer of Apnea Specialists, Inc. of Oklahoma City, OK from September 2009 to the present. Prior to his tenure at Apnea Specialists, he was the Vice President of Sleep Operations at ROK Medical Inc. He is a 1987 graduate of Loma Linda University in Loma Linda California with a Bachelor of Science degree in chemistry and an Associate of Science Degree in respiratory therapy.

Our company believes that Mr. Diaz’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Employment Agreements

While there are no written employment agreements with our officers and directors, our company has verbally agreed to pay Douglas Baker a management fee for his services. For the year ended July 31, 2016, Mr. Baker invoiced and was paid for services totaling $15,500.

Curtis Summers and Ernest Diaz currently volunteer their time and are not receiving compensation.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended July 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee, as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Curtis Summers	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Douglas G. Baker	2016	15,500	Nil	Nil	Nil	Nil	Nil	Nil	15,500
CFO, Secretary, Treasurer and Director	2015	37,250	Nil	Nil	Nil	Nil	Nil	Nil	37,250

Ernest Diaz	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Executive Vice-President and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended July 31, 2016.

Outstanding Equity Awards at Fiscal Year End

We do not have any equity awards outstanding as at the year ended July 31, 2016

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2016.

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. Our board of directors as a whole determines executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 21, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Curtis Summers 4180 Orchard Hill Drive Edmond OK 73025	6,440,000 Common / Direct	35.8%

Douglas G. Baker 4180 Orchard Hill Drive Edmond OK 73025	1,120,000 Common / Direct	6.2%

Ernest Diaz 4180 Orchard Hill Drive Edmond OK 73025	6,440,000 Common / Direct	35.8%

Directors and Executive Officers as a Group	14,000,000 Common	77.82%

_______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2016. As of September 30, 2016 there were 17,990,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years, with the exception of the following:

Kratos Healthcare Inc., a company controlled by our officers and directors, provides us cash advances as needed to fund our initial working capital requirements. At founding (May 20, 2014), Kratos informally agreed to make loans to us in amounts up to a total of $75,000 ("standby credit") in order to fund our working capital requirements, as and when such funding is necessary and required. On July 15, 2014, our company agreed to pay to Kratos interest of 5% per annum from July 1, 2014, on the unpaid balance of such advances. Principal and interest were due on December 15, 2015. On December 31, 2015, our company and Kratos agreed to extend the due date of all loans made under the standby credit to December 31, 2016. The notes bear interest at the rate of 5% per annum for the duration of the loans, which may be further extended by mutual consent of the parties.

As of July 31, 2016, we are indebted to Kratos for a balance of $56,084 and accrued interest of $277. During the year ended July 31, 2016, we paid interest expenses to Kratos of $2,578.

As of July 31, 2016, we have accrued $0 in management fees to our Chief Financial Officer.

The office space used by our company is provided by one of our founders, Curtis Summers, at no cost to us.

We believe these arrangements are advantageous to us and are on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Director Independence

We currently act with three directors, consisting of Curtis Summers, Douglas G. Baker and Ernest Diaz.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2016, and for fiscal year ended July 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2016	July 31, 2015
Audit Fees	$16,000	$5,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$16,000	$5,250

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document.

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: November 14, 2016	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2016	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2016	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2016	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2016	/s/ Ernest Diaz
Ernest Diaz
Executive Vice-President and Director

