Form 10-Q
period 2016-10-31
PANAMERA HEALTHCARE Corp
filed 2016-12-07
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-55569

PANAMERA HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4180 Orchard Hill Drive, Edmond, OK	73025
(Address of principal executive offices)	(Zip Code)

(405) 413-5735

(Registrant’s telephone number, including area code)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,990,000 common shares issued and outstanding as of December 6, 2016

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

October 31, 2016

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	October 31,	July 31,
	2016	2016

ASSETS
Current Assets
Cash and cash equivalents	$51,791	$60,084
Total Current Assets	51,791	60,084

TOTAL ASSETS	$51,791	$60,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,917	$5,532
Accrued interest - related party	-	277
Due to related parties	52,616	56,084
Total Current Liabilities	62,533	61,893

TOTAL LIABILITIES	62,533	61,893

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(158,291)	(149,358)
Total Stockholders' Deficit	(10,742)	(1,809)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,791	$60,084

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
Professional expenses	7,945	10,066
General and administration expenses	296	3,165
Total operating expenses	8,241	13,231

Net loss from operations	(8,241)	(13,231)

Other expense
Interest expense	(692)	(734)
Total other expense	(692)	(734)

Net loss before taxes	(8,933)	(13,965)

Income tax benefit	-	-

Net loss	$(8,933)	$(13,965)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	17,990,000	17,346,141

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,933)	$(13,965)
Changes in operating assets and liabilities:
Accounts payable	4,385	6,066
Accrued interest - related party	(277)	-
Related party payable	-	(8,000)
Net Cash Used In Operating Activities	(4,825)	(15,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Release of restricted cash	-	26,650
Contributed capital	-	5,000
Proceeds from common stock issuances	-	73,350
Repayments to related party loans	(3,468)	(81)
Net Cash Provided by (Used in) Financing Activities	(3,468)	104,919

Net increase (decrease) in cash and cash equivalents	(8,293)	89,020
Cash and cash equivalents, beginning of period	60,084	6,784
Cash and cash equivalents, end of period	$51,791	$95,804

Supplemental cash flow information
Cash paid for interest	$969	$734
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Decrease in subscription payable	$-	$26,650

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

October 31, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2016, as filed with the SEC on November 14, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of October 31, 2016, the Company has a loss from operations, an accumulated deficit and has no revenues.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of a line of credit.  Any unpaid balance was due December 31, 2015, and was extended to December 31, 2016, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment.  During the three months ended October 31, 2016 and 2015, net repayments under the line of credit to the Company were made in the amount of $3,468 and $81, respectively. As of October 31, 2016 and July 31, 2016, the Company was obligated to the Company, for this interest bearing loan with a balance of $52,616 and $56,084, with accrued interest balance of $nil and $277, respectively. The Company plans to pay the loan back as cash flows become available.  The remaining balance available under the line of credit is $22,384 as of October 31, 2016.  For the three months ended October 31, 2016 and 2015, the Company paid $969 and $734 in interest on this note payable, respectively.

Reclassifications

During the three months ended October 31, 2015, revenues to related parties were recorded as $4,500. The amount during the three months ended October 31, 2015, netting to $5,000 ($4,500 revenues during the three months ended October 31, 2015 plus the $500 cash received during the quarter to settle prior quarter accounts receivable) has been reclassified as contributed capital based on the Company’s evaluation of ASC 605 regarding the nature of the transactions. We have reclassified amounts on the Statement of Operations and statement of Cash flows for the three months ended October 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report. Our unaudited interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Cash Requirements

We have incurred recurring losses to date. Our unaudited interim financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the three months ended October 31, 2016, was $8,933 compared to a net loss of $13,965 at October 31, 2015.

During the three months ended October 31, 2016, we incurred operating expenses of $8,241 compared to $13,231 incurred during the three months ended October 31, 2015.

As of October 31, 2016, our current assets were $51,791 compared to $60,084 in current assets at July 31, 2016. As of October 31, 2016, our current liabilities were $62,533 compared to $61,893 in current liabilities at July 31, 2016.

Stockholders’ deficit was $10,742 as of October 31, 2016 compared to $1,809 as of July 31, 2016.

Results of Operations – Three Months Ended October 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended October 31, 2016 and 2015, which are included herein.

Our operating results for the three months ended October 31, 2016 and 2015, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
Statement of Operations Data:	October 31, 2016	October 31, 2015

Revenues	$-	$-
Total operating expenses	8,241	13,231
Other expenses	692	734
Net loss	$(8,933)	$(13,965)

During the three months ended October 31, 2016 and 2015 no revenues were recorded.

Net loss was $8,933 for three months ended October 31, 2016 and $13,965 for three months ended October 31, 2015. The decrease in operating expenses was primarily due to decrease in management and consulting fees.

Operating expenses for the three months ended October 31, 2016 and 2015 were $8,241 and $13,231 respectively. Operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees for the three months ended October 31, 2016, was $7,945 compared to $10,066 for the three months ended October 31, 2015. The decrease in professional fees during the three months ended October 31, 2016, compared to the three months ended October 31, 2015, is primarily attributed to decreased accounting and filing fees related to the Company’s SEC filings. The decrease in general and administration fees of $2,869, during the three months ended October 31, 2016, were primarily attributable to decrease in management fees to an officer.

	As of
Balance Sheet Data:	October 31, 2016	July 31, 2016

Cash	$51,791	$60,084
Working capital deficiency	$(10,742)	$(1,809)
Total assets	$51,791	$60,084
Total liabilities	$62,533	$61,893
Total stockholders’ equity (deficit)	$(10,742)	$(1,809)

As at October 31, 2016, our current assets were $51,791 and our current liabilities were $62,533 which resulted in a working capital deficiency of $10,742. As at October 31, 2016, current assets were comprised of $51,791 in cash, compared to $60,084 in cash at July 31, 2016. As at October 31, 2016, current liabilities were comprised of $9,917 in accounts payable and $52,616 in due to related parties, compared to $5,532 in accounts payable, $277 in accrued interest to related party, and $56,084 in due to related parties at July 31, 2016.

	Three Months Ended
Cash Flow Data:	October 31, 2016	October 31, 2015

Cash Flows used in Operating Activities	$(4,825)	$(15,899)
Cash Flows provided by (used in) Financing Activities	$(3,468)	$104,919
Net Increase (Decrease) in Cash During Period	$(8,293)	$89,020

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2016, net cash flows used in operating activities was $4,825 consisting of a net loss of $8,933 and was offset by an increase in accounts payable of $4,385 and a decrease in accrued expense of $277. For the three months ended October 31, 2015, net cash flows used in operating activities was $15,899 consisting of a net loss of $13,965 and was offset by an increase in accounts payable of $6,066 and related party payable of $8,000.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the three months ended October 31, 2016, and 2015, we used $3,468 and generated $104,919 from financing activities, respectively. For the three months ended October 31, 2015, we received $73,350 from the sale of common stock, an amount of $5,000 was contributed capital, repayment to related party loan for $81 and the release of restricted cash provided $26,650.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through October 31, 2016, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $52,616 in principal and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of October 31, 2016, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company. As of October 31, 2016, an officer who is also a director and a shareholder was owed $NIL (July 31, 2016 - $NIL) for management fees and during the three months ended October 31, 2016, received cash payments of $NIL (2015 - $8,000) for management fees.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of October 31, 2016, our company had a net loss of $8,933 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of October 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2016.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

______________

* Filed herewith.

**Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: December 6, 2016	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 6, 2016	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

