Form 10-Q
period 2017-01-31
PANAMERA HEALTHCARE Corp
filed 2017-03-14
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

____________________________________________________________

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

17,990,000 common shares issued and outstanding as of March 9, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

January 31, 2017

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	January 31,	July 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$45,030	$60,084
Total Current Assets	45,030	60,084

TOTAL ASSETS	$45,030	$60,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,598	$5,532
Accrued interest - related party	-	277
Due to related party	52,601	56,084
Total Current Liabilities	63,199	61,893

TOTAL LIABILITIES	63,199	61,893

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(165,718)	(149,358)
Total Stockholders' Deficit	(18,169)	(1,809)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,030	$60,084

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
Professional expenses	6,381	4,464	14,326	14,530
General and administration expenses	383	3,143	679	6,308
Total operating expenses	6,764	7,607	15,005	20,838

Net loss from operations	(6,764)	(7,607)	(15,005)	(20,838)

Other expense
Interest expense	(663)	(723)	(1,355)	(1,457)
Total other expense	(663)	(723)	(1,355)	(1,457)

Net loss before taxes	(7,427)	(8,330)	(16,360)	(22,295)

Income tax benefit	-	-	-	-

Net loss	$(7,427)	$(8,330)	$(16,360)	$(22,295)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,659,899

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,360)	$(22,295)
Changes in operating assets and liabilities:
Accounts payable	5,066	2,950
Accrued interest - related party	(277)	-
Related party payable	-	(5,000)
Net Cash Used In Operating Activities	(11,571)	(24,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on related party loans	(3,483)	(2,399)
Release of restricted cash	-	26,650
Contributed capital	-	5,000
Proceeds from common stock issuances	-	73,350
Net Cash Provided by (Used In) Financing Activities	(3,483)	102,601

Net increase (decrease) in cash and cash equivalents	(15,054)	78,256
Cash and cash equivalents, beginning of period	60,084	6,784
Cash and cash equivalents, end of period	$45,030	$85,040

Supplemental cash flow information
Cash paid for interest	$1,631	$1,457
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Decrease in subscription payable	$-	$26,650

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

January 31, 2017

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

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2017, the Company has a loss from operations, an accumulated deficit and has no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of a line of credit. Any unpaid balance was due December 31, 2015, and was extended to December 31, 2017, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the six months ended January 31, 2017 and 2016, net repayments under the line of credit to the Company were made in the amount of $3,483 and $2,399, respectively. As of January 31, 2017 and July 31, 2016, the Company was obligated to the Company, for this interest bearing loan with a balance of $52,601 and $56,084, with accrued interest balance of $nil and $277, respectively. The Company plans to pay the loan back as cash flows become available. The remaining balance available under the line of credit is $22,399 as of January 31, 2017. For the six months ended January 31, 2017 and 2016, the Company paid $1,631 and $1,457 in interest on this note payable, respectively.

Reclassifications

During the six months ended January 31, 2016, revenues to related parties were recorded as $9,000. The amount during the six months ended January 31, 2016, netting to $5,000 ($9,000 revenues during the six months ended January 31, 2016 minus the $4,000 cash received during the quarter to settle prior year accounts receivable) has been reclassified as contributed capital based on the Company’s evaluation of ASC 605 regarding the nature of the transactions. We have reclassified amounts on the Statement of Operations for the six months and three months ended January 31, 2016 and Statement of Cash Flows for the six months ended January 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through equity financing arrangements.

The following table provides selected financial data about our company as of the three and six months, ended January 31, 2017.

Results of Operations for the three months ended January 31, 2017 and 2016

	For the Three Months Ended
	January 31,
Statement of Operations Data:	2017	2016	Change ($)

Total operating expenses	$6,764	$7,607	$(843)
Other expenses	$663	$723	$(60)
Net loss	$7,427	$8,330	$(903)

During the three months ended January 31, 2017 and 2016, no revenues were recorded.

We had a net loss $7,427 for the three months ended January 31, 2017, and $8,330 for the same period ended January 31, 2016. The decrease in net loss of $903, was primarily due to the decrease in operating expenses.

Operating expenses for the three months ended January 31, 2017 and 2016 were $6,764 and $7,607, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the three months ended January 31, 2017, was $6,381 compared to $4,464 for the same period ended January 31, 2016. General and administration expenses decreased by $2,760, to $383 for the three months ended January 31, 2017, from $3,143 for the three months ended January 31, 2016, the decrease was primarily due to the decrease in management fee of $3,000 as the Company had stopped paying management fees to an officer since the year ended July 31, 2016.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Results of Operations for the six months ended January 31, 2017 and 2016

	For the Six Months Ended
	January 31,
Statement of Operations Data:	2017	2016	Change ($)

Total operating expenses	$15,005	$20,838	$(5,833)
Other expenses	$1,355	$1,457	$(102)
Net loss	$16,360	$22,295	$(5,935)

During the six months ended January 31, 2017 and 2016, no revenues were recorded.

We had a net loss $16,360 for the six months ended January 31, 2017, and $22,295 for the same period ended January 31, 2016. The decrease in net loss of $5,935 was primarily due to the decrease in operating expenses.

Operating expenses for the six months ended January 31, 2017 and 2016 were $15,005 and $20,838, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the SEC and general and administrative expenses. Professional fees for the six months ended January 31, 2017, was $14,326 compared to $14,530 for the same period ended January 31, 2016. General and administration expenses decreased by $5,629, to $679 for the six months ended January 31, 2017, from $6,308 for the six months ended January 31, 2016, the decrease was primarily due to the decrease in management fee of $6,000 as the Company had stopped paying management fees to the Director since the prior year ended July 31, 2016.

Other expenses represent interest paid to a related party on funds advanced to the Company. The interest expense decreased by $102, to $1,355 for the six months ended January 31, 2017, from $1,457 for the six months ended January 31, 2016.

Balance Sheet Data:	January 31, 2017	July 31, 2016	Change ($)

Cash	$45,030	$60,084	$(15,054)
Working capital (deficiency)	$(18,169)	$(1,809)	$(16,360)
Total assets	$45,030	$60,084	$(15,054)
Total liabilities	$63,199	$61,893	$1,306
Total stockholders' equity (deficit)	$(18,169)	$(1,809)	$(16,360)

As of January 31, 2017, our current assets were $45,030 and our current liabilities were $63,199 which resulted in working deficiency of $18,169. As of January 31, 2017, our current assets were comprised of $45,030 in cash, compared to $60,084 in cash as of July 31, 2016. As of January 31, 2017, current liabilities were comprised of $10,598 in accounts payable and $52,601 in due to related parties, compared to $5,532 in accounts payable, $277 accrued interest due to related parties and $56,084 in due to related parties as of July 31, 2016.

As of January 31, 2017, our working capital decreased by $16,360 from a deficiency of $1,809 on July 31, 2016, to $18,169 on January 31, 2017, primarily due to decrease in cash at $15,054.

	For the Six Months Ended
	January 31,
Cash Flow Data:	2017	2016

Cash Flows used in Operating Activities	$(11,571)	$(24,345)
Cash Flows provided by (used in) Financing Activities	$(3,483)	$102,601
Net Increase (Decrease) in Cash During Period	$(15,054)	$78,256

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2017, net cash flows used in operating activities was $11,571, consisting of a net loss of $16,360, reduced by an increase in accounts payable of $5,066 and increased by a decrease in accrued interest due to related parties of $277. For the period ended January 31, 2016, net cash flows used in operating activities was $24,345, consisting of a net loss of $22,295, reduced by an increase in accounts payable of $2,950 and increased by a payment made to a related party for $5,000.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the six months ended January 31, 2017, and 2016, we used $3,483 and generated $102,601 from financing activities, respectively. For the period ended January 31, 2017, the Company repaid $3,483 in loans to a related party. For the period ended January 31, 2016, we received $73,350 from the sale of common stock, an amount of $5,000 was contributed capital, repayment to related party loan for $2,399 and the release of restricted cash provided $26,650.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through January 31, 2017, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $52,601 in principal and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of January 31, 2017, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company. As of January 31, 2017, an officer who is also a director and a shareholder was owed $NIL (July 31, 2016 - $NIL) for management fees and during the six months ended January 31, 2017, received cash payments of $NIL (2016 - $11,000) for management fees.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of January 31, 2017, our company had a net loss of $16,360 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of January 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2017.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_______________

*	Filed herewith.
**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: March 13, 2017	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 13, 2017	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

