Form 10-Q
period 2017-04-30
PANAMERA HEALTHCARE Corp
filed 2017-06-14
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

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

17,990,000 common shares issued and outstanding as of June 9, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

April 30, 2017

3

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$18,881	$60,084
Total Current Assets	18,881	60,084

TOTAL ASSETS	$18,881	$60,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,466	$5,532
Accrued interest - related party	156	277
Due to related party	38,601	56,084
Total Current Liabilities	42,223	61,893

TOTAL LIABILITIES	42,223	61,893

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(170,891)	(149,358)
Total Stockholders' Deficit	(23,342)	(1,809)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,881	$60,084

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
Professional expenses	4,194	16,184	18,520	30,714
General and administration expenses	371	5,445	1,050	11,753
Total operating expenses	4,565	21,629	19,570	42,467

Net loss from operations	(4,565)	(21,629)	(19,570)	(42,467)

Other expense
Interest expense	(608)	(691)	(1,963)	(2,148)
Total other expense	(608)	(691)	(1,963)	(2,148)

Net loss before taxes	(5,173)	(22,320)	(21,533)	(44,615)

Income tax benefit	-	-	-	-

Net loss	$(5,173)	$(22,320)	$(21,533)	$(44,615)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,767,932

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,533)	$(44,615)
Changes in operating assets and liabilities:
Accounts payable	(2,066)	4,698
Accrued interest - related party	(121)	114
Related party payable	-	(6,500)
Net Cash Used In Operating Activities	(23,720)	(46,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on related party loans	(17,483)	(2,399)
Release of restricted cash	-	26,650
Contributed capital	-	11,000
Proceeds from common stock issuances	-	73,350
Net Cash Provided by (Used In) Financing Activities	(17,483)	108,601

Net increase (decrease) in cash and cash equivalents	(41,203)	62,298
Cash and cash equivalents, beginning of period	60,084	6,784
Cash and cash equivalents, end of period	$18,881	$69,082

Supplemental cash flow information
Cash paid for interest	$2,083	$2,034
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Decrease in subscription payable	$-	$26,650

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

April 30, 2017

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

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of April 30, 2017, the Company has a loss from operations, an accumulated deficit and has no revenues.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed an unsecured $75,000 Promissory Note in the form of a line of credit.  Any unpaid balance was due December 31, 2015, and was extended to December 31, 2017, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment.  During the nine months ended April 30, 2017 and 2016, net repayments under the line of credit to the Company were made in the amount of $17,483 and $2,399, respectively. As of April 30, 2017 and July 31, 2016, the Company was obligated to the Company, for this interest bearing loan with a balance of $38,601 and $56,084, with accrued interest balance of $156 and $277, respectively. The Company plans to pay the loan back as cash flows become available.  The remaining balance available under the line of credit is $36,399 as of April 30, 2017.  For the nine months ended April 30, 2017 and 2016, the Company paid $2,083 and $2,034 in interest on this note payable, respectively.

Reclassifications

During the nine months ended April 30, 2016, revenues to related parties were recorded as $13,500. The amount during the nine months ended April 30, 2016, netting to $11,000 ($13,500 revenues during the nine months ended April 30, 2016 minus the $2,500 cash received during the quarter to settle prior year accounts receivable) has been reclassified as contributed capital based on the Company’s evaluation of ASC 605 regarding the nature of the transactions. We have reclassified amounts on the Statement of Operations for the nine months and three months ended April 30, 2016 and Statement of Cash Flows for the nine months ended April 30, 2016.

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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

The following tables provide selected financial data about our company as of the three and nine months, ended April 30, 2017 and 2016.

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

Results of Operations for the three months ended April 30, 2017 and 2016

	For the Three Months Ended
	April 30,
Statement of Operations Data:	2017	2016	Changes ($)

Total operating expenses	$4,565	$21,629	$(17,064)
Other expenses	$608	$691	$(83)
Net loss	$5,173	$22,320	$(17,147)

During the three months ended April 30, 2017 and 2016, no revenues were recorded.

We had a net loss of $5,173 for the three months ended April 30, 2017, and $22,320 for the same period ended April 30, 2016. The decrease in net loss of $17,147, was primarily due to the decrease in operating expenses.

Operating expenses for the three months ended April 30, 2017 and 2016 were $4,565 and $21,629, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the three months ended April 30, 2017, was $4,194 compared to $16,184 for the same period ended April 30, 2016.  General and administration expenses decreased by $5,074, to $371 for the three months ended April 30, 2017, from $5,445 for the three months ended April 30, 2016, the decrease was primarily due to the decrease in management fee of $4,500 as the Company had stopped paying management fees to an officer since the year ended July 31, 2016.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Results of Operations for the nine months ended April 30, 2017 and 2016

	For the Nine Months Ended
	April 30,
Statement of Operations Data:	2017	2016	Changes ($)

Total operating expenses	$19,570	$42,467	$(22,897)
Other expenses	$1,963	$2,148	$(185)
Net loss	$21,533	$44,615	$(23,082)

During the nine months ended April 30, 2017 and 2016, no revenues were recorded.

We had a net loss of $21,533 for the nine months ended April 30, 2017, and $44,615 for the same period ended April 30, 2016. The decrease in net loss of $23,082 was primarily due to the decrease in operating expenses.

Operating expenses for the nine months ended April 30, 2017 and 2016 were $19,570 and $42,467, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the SEC and general and administrative expenses. Professional fees for the nine months ended April 30, 2017, was $18,520 compared to $30,714 for the same period ended April 30, 2016.  General and administration expenses decreased by $10,703, to $1,050 for the nine months ended April 30, 2017, from $11,753 for the nine months ended April 30, 2016, the decrease was primarily due to the decrease in management fee of $10,500 as the Company had stopped paying management fees to the Director since the prior year ended July 31, 2016.

Other expenses represent interest paid to a related party on funds advanced to the Company. The interest expense decreased by $185, to $1,963 for the nine months ended April 30, 2017, from $2,148 for the nine months ended April 30, 2016.

Liquidity and Capital Resources

Balance Sheet Data:	April 30, 2017	July 31, 2016	Changes ($)

Cash	$18,881	$60,084	$(41,203)
Working capital (deficiency)	$(23,342)	$(1,809)	$(21,533)
Total assets	$18,881	$60,084	$(41,203)
Total liabilities	$42,223	$61,893	$(19,670)
Total stockholders' equity (deficit)	$(23,342)	$(1,809)	$(21,533)

As of April 30, 2017, our current assets were $18,881 and our current liabilities were $42,223 which resulted in working deficiency of $23,342. As of April 30, 2017, our current assets were comprised of $18,881 in cash, compared to $60,084 in cash as of July 31, 2016. As of April 30, 2017, current liabilities were comprised of $3,466 in accounts payable, $156 accrued interest due to related parties and $38,601 in due to related parties, compared to $5,532 in accounts payable, $277 accrued interest due to related parties and $56,084 in due to related parties as of July 31, 2016.

As of April 30, 2017, our working capital decreased by $21,533 from a deficiency of $1,809 on July 31, 2016, to $23,342 on April 30, 2017, primarily due to decrease in cash of $41,203.

	For the Nine Months Ended
	April 30,
Cash Flow Data:	2017	2016

Cash Flows used in Operating Activities	$(23,720)	$(46,303)
Cash Flows provided by (used in) Financing Activities	$(17,483)	$108,601
Net Increase (Decrease) In Cash During Period	$(41,203)	$62,298

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2017, net cash flows used in operating activities was $23,720, consisting of a net loss of $21,533, increased by a decrease in accounts payable of $2,066 and a decrease in accrued interest due to related parties of $121. For the period ended April 30, 2016, net cash flows used in operating activities was $46,303, consisting of a net loss of $44,615, reduced by an increase in accounts payable of $4,698 and an increase in accrued interest due to related parties of $114, and increased by a payment made to a related party for $6,500.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the nine months ended April 30, 2017 and 2016, we used $17,483 and generated $108,601 from financing activities, respectively. For the period ended April 30, 2017, the Company repaid $17,483 in loans to a related party. For the period ended April 30, 2016, we received $73,350 from the sale of common stock, an amount of $11,000 was contributed as capital, repayment to related party loan for $2,399 and the release of restricted cash provided $26,650.

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

From May 20, 2014 (inception) through April 30, 2017, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $38,601 in principal and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of April 30, 2017, we have no employees. Our officers and directors are donating their time to the development of our company. As of April 30, 2017, an officer who is also a director and a shareholder was owed $NIL (July 31, 2016 - $NIL) for management fees and during the nine months ended April 30, 2017, received cash payments of $NIL (2016 - $17,000) for management fees.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of April 30, 2017, our company had a net loss of $21,533 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of April 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of April 30, 2017.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

(32)	Section 1350 Certification
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_______________

*	Filed herewith.
**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)
Dated: June 14, 2017	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 14, 2017	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

