Form 10-K
period 2017-07-31
PANAMERA HEALTHCARE Corp
filed 2017-10-30
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to ___________

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

Common Stock, $0.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2017, was $159,600 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

17,990,000 common shares as of October 27, 2017.

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

On May 11, 2017, Ernest Diaz resigned as Executive Vice-President and as a director of our company. In connection with his resignation, Mr. Diaz sold 3,220,000 shares of common stock held by him to Curtis Summers and 3,220,000 shares of common stock to Douglas G. Baker for total proceeds of $50,000. Mr. Diaz no longer holds any shares of common stock of our company.

Our Current Business

We are an early stage company devoted to helping clients navigate the complexities of a healthcare system in transition.

We intend to offer management and consulting services to healthcare organizations. We intend to focus on ambulatory surgical centers (ASCs) that currently have an incentive to be acquired by hospitals in order to increase compensation levels. We believe the short term strategy of converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. The demographics of an aging population also mandate such changes to avoid economic disruption, healthcare rationing, or unsustainable taxation.

Our Services

We intend to offer our clients in the healthcare industry a wide array of services including but not limited to:

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

Employees

As of July 31, 2017, we have no employees. Our officers and directors are donating their time to the development of our company and are able to fulfil part-time the requirements. We have no employees, and do not foresee hiring employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers' time constraints.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

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

On October 27, 2017, the shareholders’ list showed 35 registered shareholders with 17,990,000 shares of common stock outstanding.

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

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2017, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2017.

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

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the fiscal year ended July 31, 2017, was $27,542 compared to a net loss of $57,184 at July 31, 2016.

During the fiscal year ended July 31, 2017, we incurred operating expenses of $25,093 compared to $54,329 incurred during the year ended July 31, 2016.

As of July 31, 2017, our current assets were $13,460 compared to $60,084 in current assets at July 31, 2016. As of July 31, 2017, our current liabilities were $42,811 compared to $61,893 in current liabilities at July 31, 2016.

Stockholders’ deficit was $29,351 as of July 31, 2017 compared to $1,809 as of July 31, 2016.

Results of Operations - Years Ended July 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended July 31, 2017 and 2016, which are included herein.

Our operating results for the year ended July 31, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	July 31,
Statement of Operations Data:	2017	2016

Total operating expenses	$25,093	$54,329
Other expenses	$2,449	$2,855
Net loss	$27,542	$57,184

During the years ended July 31, 2017 and July 31, 2016 no revenues were recorded.

Net loss was $27,542 for year ended July 31, 2017, and $57,184 for the year ended July 31, 2016. The decrease in operating expenses was primarily due to decrease in management and consulting fees.

Operating expenses for the year ended July 31, 2017 and July 31, 2016 were $25,093 and $54,329 respectively. Operating expenses were primarily attributed to professional fees, consulting fees, and other general overhead. Professional fees for the year ended July 31, 2017, was $23,672 compared to $37,280 for the year ended July 31, 2016. The decrease in professional fees during the year ended July 31, 2017, compared to the year ended July 31, 2016, is primarily attributed to accounting, audit and legal fees related to the Company’s SEC filings. The decrease in general and administration fees of $15,628, during the year ended July 31, 2017, were primarily attributable to decrease in management fees to an officer.

Balance Sheet Data:	July 31, 2017	July 31, 2016

Cash	$13,460	$60,084
Working capital deficiency	$(29,351)	$(1,809)
Total assets	$13,460	$60,084
Total liabilities	$42,811	$61,893
Total stockholders' deficit	$(29,351)	$(1,809)

As at July 31, 2017, our current assets were $13,460 and our current liabilities were $42,811 which resulted in a working capital deficiency of $29,351. As at July 31, 2017, current assets were comprised of $13,460 in cash, compared to $60,084 in cash at July 31, 2016. As at July 31, 2017, current liabilities were comprised of $3,568 in accounts payable and, $642 in accrued interest to a related party and $38,601 in due to related parties, compared to $5,532 in accounts payable and, $277 in accrued interest to a related party and $56,084 in due to related parties at July 31, 2016.

	For the Year Ended
	July 31,
Cash Flow Data:	2017	2016

Cash Flows used in Operating Activities	$(29,141)	$(70,301)
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$(17,483)	$123,601
Net Increase (Decrease) In Cash During Period	$(46,624)	$53,300

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2017, net cash flows used in operating activities was $29,141 consisting of a net loss of $27,542, and was offset by a decrease in accounts payable of $1,964 and an increase in accrued expense of $365. For the year ended July 31, 2016, net cash flows used in operating activities was $70,301 consisting of a net loss of $57,184 and was offset by an increase in accounts payable of $4,356, a decrease in related party payable of $17,750 and an increase in accrued expense of $277.

Cash Flows from Investing Activities

For the years ended July 31, 2017 and 2016, we had $0 and $0 of cash used in investing activities, respectively.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the year ended July 31, 2017, and July 31, 2016, we used ($17,483) and generated $123,601 from financing activities, respectively. For the year ended July 31, 2017, we repaid to a related party net loan of $17,483. For the year ended July 31, 2016, we repaid to a related party net loan of $2,399 and received $73,350 from the sale of common stock, an amount of $26,000 was contributed capital and the release of restricted cash provided $26,650.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through July 31, 2017, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $38,601 in principal and $642 in accrued interest. Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances and accrued interest to date).

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

The controlling shareholders have pledged their support to fund continuing operations during an early stage; however, there is no written commitment to this effect.  The Company is dependent upon the continued support.

As of July 31, 2017, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company.

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

Going Concern

As of July 31, 2017, our company had a net loss of $27,542 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

PANAMERA HEALTHCARE CORPORATION

Index to the Audited Financial Statements

July 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Panamera Healthcare Corporation

Edmond, OK

We have audited the accompanying balance sheets of Panamera Healthcare Corporation (the “Company”) as of July 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panamera Healthcare Corporation as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 27, 2017

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

	July 31,	July 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$13,460	$60,084
Total Current Assets	13,460	60,084

TOTAL ASSETS	$13,460	$60,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,568	$5,532
Accrued interest - related party	642	277
Due to related party	38,601	56,084
Total Current Liabilities	42,811	61,893

TOTAL LIABILITIES	42,811	61,893

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(176,900)	(149,358)
Total Stockholders' Deficit	(29,351)	(1,809)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,460	$60,084

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

	For the Years Ended
	July 31,
	2017	2016

Operating Expenses
Professional expenses	$23,672	$37,280
General and administration expenses	1,421	17,049
Total operating expenses	25,093	54,329

Net loss from operations	(25,093)	(54,329)

Other expense
Interest expense	(2,449)	(2,855)
Total other expense	(2,449)	(2,855)

Net loss before taxes	(27,542)	(57,184)

Income tax benefit	-	-

Net loss	$(27,542)	$(57,184)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,832,736

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Changes in Stockholders' Deficit
For the Years Ended July 31, 2017 and 2016

						Common
						Stock
					Additional	Subscriptions
	Preferred Stock		Common Stock		Paid in	(Receivable)	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, July 31, 2015	-	$-	15,490,000	$1,549	$20,000	$26,650	$(92,174)	$(43,975)

Contribution by related parties	-	-	-	-	26,000	-	-	26,000
Common stock issued for subscriptions payable	-	-	666,250	67	26,583	(26,650)	-	-
Common stock issued for cash	-	-	1,833,750	183	73,167	-	-	73,350
Net loss	-	-	-	-	-	-	(57,184)	(57,184)
Balance, July 31, 2016	-	-	17,990,000	1,799	145,750	-	(149,358)	(1,809)

Net loss	-	-	-	-	-	-	(27,542)	(27,542)
Balance, July 31, 2017	-	$-	17,990,000	$1,799	$145,750	$-	$(176,900)	$(29,351)

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

	For the Year Ended
	July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,542)	$(57,184)
Changes in operating assets and liabilities:
Accounts payable	(1,964)	4,356
Accrued interest - related party	365	277
Related party payable	-	(17,750)
Net Cash Used In Operating Activities	(29,141)	(70,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party loans	(17,483)	(2,399)
Release of restricted cash	-	26,650
Contributed capital	-	26,000
Proceeds from common stock issuances	-	73,350
Net Cash Provided by (Used In) Financing Activities	(17,483)	123,601

Net increase (decrease) in cash and cash equivalents	(46,624)	53,300
Cash and cash equivalents, beginning of period	60,084	6,784
Cash and cash equivalents, end of period	$13,460	$60,084

Supplemental cash flow information
Cash paid for interest	$2,084	$2,578
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Decrease in subscription payable	$-	$26,650

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Audited Financial Statements

July 31, 2017 and 2016

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $13,460 and $60,084 in cash and cash equivalents as of July 31, 2017 and 2016, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017. The carrying values of our financial instruments, including, cash and cash equivalents, accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

No share-based expenses were incurred for the years ending July 31, 2017 and 2016.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2017.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

The Company is currently evaluating the method of adoption and the potential impact that Topic 606 and Topic 842 may have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2017, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

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

As of July 31, 2017 and 2016, the company had 17,990,000 shares of common stock issued and outstanding.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	July 31, 2017	July 31, 2016
Income tax expense at statutory rate	$(9,364)	$(19,443)
Valuation allowance	9,364	19,443
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2017	July 31, 2016
NOL Carryover	$60,146	$50,782
Valuation allowance	(60,146)	(50,782)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $176,900 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. They typically expire 20 years from when incurred.

Income taxes for the years ended 2014 through 2017, remain subject to examination.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable

 During the years ended July 31, 2017 and 2016, the Company repaid $0 and $17,750 to an officer and director of the company for labor cost in the performance of servicing contracts with a related party company and additional corporate administrative work, respectively. As at July 31, 2017 and 2016, the Company was obligated to this individual for amounts payable of $0 and $17,750, respectively.

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015, and was extended to December 31, 2017, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the years ended July 31, 2017 and 2016, net repayments under the line of credit to the Company were made in the amount of $17,483 and $2,399, respectively. As of July 31, 2016 the Company was obligated, for this interest bearing loan with a balance of $56,084 and accrued interest of $277. As of July 31, 2017, the Company was obligated, for this interest-bearing loan with a balance of $38,601 and accrued interest of $642. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $35,757 as of July 31, 2017. For the years ended July 31, 2017 and 2016, the Company paid $2,567 and $2,579, respectively, in interest on this note payable.

Contributed Capital

During the year ended July 31, 2016, revenues to related parties were recorded as $18,000, and accounts receivable with related parties of $5,000, in relation to the revenues earned. The amount during the year ended July 31, 2016, netting to $26,000 ($18,000 plus the $8,000 cash received in the current year to settle prior year accounts receivable) and have been reclassified as contributed capital based on the Company’s evaluation of ASC 605 regarding the nature of the transactions.

Other

On May 11, 2017, Ernest Diaz resigned as Executive Vice-President and as a director of the Company. Pursuant to his resignation, Mr. Diaz sold all of his 6,440,000 common shares of the Company to Curtis Summers and Douglas Baker, who each purchased 3,220,000 common shares.  After the purchase, Mr. Summers and Mr. Baker, who are our only officers and directors of the Company, own 9,660,000 and 4,340,000 common shares or 53.7% and 24.12% of the Company, respectively.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2017.

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

Report of Management on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed, in general, to provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In the course of management's assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2017. We have identified the following material weaknesses in internal control over financial reporting:

•

Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2017, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Curtis Summers	Chairman, President, Chief Executive Officer and Director	43	May 20, 2014
Douglas G. Baker	Chief Financial Officer, Secretary, Treasurer and Director	63	May 20, 2014

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

Curtis Summers - Chairman of the Board, President and Chief Executive Officer

Mr. Summers co-founded our company in May 2014. He also serves as the Chief Executive Officer of Summit Medical Center in Edmond, Oklahoma, formed after the sale and reorganization of Foundation Surgical Hospital of Oklahoma, where Mr. Summers was the Chief Executive Officer since January of 2007. He received his Bachelor of Science with an emphasis on Business Administration (Marketing & Management) from Newman University in Wichita, Kansas in 1996, and his Master of Business Administration (MBA) from Oklahoma Christian University, Edmond, Oklahoma in 1996.

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

Douglas G. Baker - Chief Financial Officer, Secretary, Treasurer and a Director

Mr. Baker co-founded our company in May 2014. He also has served as the Chief Financial Officer of Summit Medical Center in Edmond, OK from September 2009 to the present. He received his Bachelor of Science degree in Accounting in 1976 from the University of Central Oklahoma in Edmond, Oklahoma. Mr. Baker demonstrates extensive knowledge of financial, accounting and operational issues relevant to our business. He also brings transactional expertise, including equity offerings and bank financings and acquisitions, making him qualified as a member of the Board.

Our company believes that Mr. Baker’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the shareholders.  . In the absence of a shareholder meeting, Nevada law requires a vote of two-thirds of our shareholders to remove a director.

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

Employment Agreements

While there are no written employment agreements with our officers and directors, our company has verbally agreed to pay Douglas Baker a management fee for his services. However, no management fees was charged for the year ended July 31, 2017.

Curtis Summers currently volunteers his time and is not receiving compensation.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2017, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Curtis Summers(1)	1	1	Form 4
Douglas G. Baker(1)	1	1	Form 4
Ernest Diaz(1)	1	1	Form 4

____________

(1)

The named officer, director or greater than 10% stockholder, as applicable, did not file a Form 4 – Statement of Changes of Beneficial Ownership of Securities, but did file a Form 5 disclosing all transaction after the end of the fiscal year but before the filing of this report.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended July 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues.  Should we be able to raise sufficient funding to execute our business plan, we will form an audit, and compensation committee, as well as other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Curtis Summers President, CEO and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Douglas G. Baker CFO, Secretary, Treasurer and Director	2017 2016	Nil 15,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 15,500
Ernest Diaz(1) Former Executive Vice-President and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

________________

(1)	Mr. Diaz resigned as Executive Vice-President and as a Director on May 11, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended July 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 27, 2017, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Curtis Summers 4180 Orchard Hill Drive Edmond OK 73025	9,660,000 Common/Direct	53.7%

Douglas G. Baker 4180 Orchard Hill Drive Edmond OK 73025	4,340,000 Common/Direct	24.12%

Directors and Executive Officers as a Group	14,000,000 Common	77.82%

_________________

*represents an amount less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 25, 2017. As of October 25, 2017 there were 17,990,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

Kratos Healthcare Inc., a company controlled by our officers and directors, provides us cash advances as needed to fund our initial working capital requirements. At founding (May 20, 2014), Kratos informally agreed to make loans to us in amounts up to a total of $75,000 ("standby credit") in order to fund our working capital requirements, as and when such funding is necessary and required. On July 15, 2014, our company agreed to pay to Kratos interest of 5% per annum from July 1, 2014, on the unpaid balance of such advances. Principal and interest were due on December 15, 2015. On December 31, 2015 and again on December 31, 2016, our company and Kratos agreed to extend the due date of all loans made under the standby credit to December 31, 2017 The notes bear interest at the rate of 5% per annum for the duration of the loans, which may be further extended by mutual consent of the parties.

As of July 31, 2017, we are indebted to Kratos for a balance of $38,601 and accrued interest of $642. During the year ended July 31, 2017, we paid interest expenses to Kratos of $2,567.

The office space used by our company is provided by one of our founders, Curtis Summers, at no cost to us.

We believe these arrangements are advantageous to us and are on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Director Independence

We currently act with two directors, consisting of Curtis Summers and Douglas G. Baker. We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2017 and for fiscal year ended July 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2017	July 31, 2016
Audit Fees	$14,500	$16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,500	$16,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: October 27, 2017	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 27, 2017	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 27, 2017	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 27, 2017	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

