Form 10-Q
period 2017-10-31
PANAMERA HEALTHCARE Corp
filed 2017-12-15
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

17,990,000 common shares issued and outstanding as of December 14, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Index to the Unaudited Interim Financial Statements

October 31, 2017

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	October 31,	July 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$6,021	$13,460
Total Current Assets	6,021	13,460

TOTAL ASSETS	$6,021	$13,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,437	$3,568
Accrued interest - related party	1,129	642
Due to related party	38,601	38,601
Total Current Liabilities	48,167	42,811

TOTAL LIABILITIES	48,167	42,811

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(189,695)	(176,900)
Total Stockholders’ Deficit	(42,146)	(29,351)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,021	$13,460

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

F-1

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2017	2016

Operating Expenses
Professional expenses	$11,937	$7,945
General and administration expenses	372	296
Total operating expenses	12,309	8,241

Net loss from operations	(12,309)	(8,241)

Other expense
Interest expense	(486)	(692)
Total other expense	(486)	(692)

Net loss	$(12,795)	$(8,933)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

F-2

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,795)	$(8,933)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,869	4,385
Accrued interest - related party	487	(277)
Net Cash Used In Operating Activities	(7,439)	(4,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party loans	-	(3,468)
Net Cash Used In Financing Activities	-	(3,468)

Net decrease in cash and cash equivalents	(7,439)	(8,293)
Cash and cash equivalents, beginning of period	13,460	60,084
Cash and cash equivalents, end of period	$6,021	$51,791

Supplemental cash flow information
Cash paid for interest	$-	$969
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

F-3

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

October 31, 2017

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2017, as filed with the SEC on October 30, 2017.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2017, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

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

F-4

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015, and was extended to December 31, 2017, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the three months ended October 31, 2017 and 2016, net repayments under the line of credit to the Company were made in the amount of $0 and $3,468, respectively. As of October 31, 2017, the Company was obligated, for this interest bearing loan with a balance of $38,601 and accrued interest of $1,129. As of July 31, 2017, the Company was obligated, for this interest-bearing loan with a balance of $38,601 and accrued interest of $642. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $35,270 as of October 31, 2017. For the periods ended October 31, 2017 and 2016, the Company paid $0 and $969, respectively, in interest on this note payable.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

F-5

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

The following table provides selected financial data about our company as of the three months, ended October 31, 2017.

Results of Operations for the three months ended October 31, 2017 and 2016

	For the Three Months Ended
	October 31,
Statement of Operations Data:	2017	2016	Changes ($)

Total operating expenses	$12,309	$8,241	$4,068
Other expenses	$486	$692	$(206)
Net loss	$12,795	$8,933	$3,862

During the three months ended October 31, 2017 and 2016, no revenues were recorded.

We had a net loss $12,795 for the three months ended October 31, 2017, and $8,933 for the same period ended October 31, 2016. The increase in net loss of $3,862, was primarily due to the increase in operating expenses.

Operating expenses for the three months ended October 31, 2017 and 2016 were $12,309 and $8,241, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the three months ended October 31, 2017, was $11,937 compared to $7,945 for the same period ended October 31, 2016. General and administration expenses increased by $76, to $372 for the three months ended October 31, 2017, from $296 for the three months ended October 31, 2016.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Balance Sheet Data:	October 31, 2017	July 31, 2017	Changes ($)

Cash	$6,021	$13,460	$(7,439)
Working capital (deficiency)	$(42,146)	$(29,351)	$(12,795)
Total assets	$6,021	$13,460	$(7,439)
Total liabilities	$48,167	$42,811	$5,356
Total stockholders’ equity (deficit)	$(42,146)	$(29,351)	$(12,795)

As of October 31, 2017, our current assets were $6,021 and our current liabilities were $48,167 which resulted in working capital deficiency of $42,146. As of October 31, 2017, our current assets were comprised of $6,021 in cash, compared to $13,460 in cash as of July 31, 2017. As of October 31, 2017, current liabilities were comprised of $8,437 in accounts payable and $39,730 in due to related party and accrued interest, compared to $3,568 in accounts payable and $39,243 in due to related party and accrued interest as of July 31, 2017.

As of October 31, 2017, our working capital decreased by $12,795 from a deficiency of $29,351 on July 31, 2017, to $42,146 on October 31, 2017, primarily due to decrease in cash of $7,439 and an increase in accounts payable of $4,869.

	For the Three Months Ended
	October 31,
Cash Flow Data:	2017	2016	Changes ($)

Cash Flows used in Operating Activities	$(7,439)	$(4,825)	$(2,614)
Cash Flows provided by (used in) Financing Activities	$-	$(3,468)	$3,468
Net Increase (Decrease) In Cash During Period	$(7,439)	$(8,293)	$854

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2017, net cash flows used in operating activities was $7,439, consisting of a net loss of $12,795, reduced by an increase in accounts payable and accrued liabilities of $4,869 and in accrued interest due to related parties of $487. For the period ended October 31, 2016, net cash flows used in operating activities was $4,825, consisting of a net loss of $8,933 and was offset by an increase in accounts payable and accrued liabilities of $4,385 and by a decrease in accrued expense of $277.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the three months ended October 31, 2017, and 2016, we used $0 and $3,468 from financing activities, respectively. For the period ended October 31, 2016, the Company repaid loans to related parties in the amount of $3,468.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated revenues from operations to fully implement our business plan. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing may result in additional dilution to existing shareholders.

Liquidity and Capital Resources

From May 20, 2014 (inception) through October 31, 2017, we have relied on funds loaned to us by Kratos Healthcare Inc (“Kratos”), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $38,601 in principal, and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of October 31, 2017, we have no employees. We do not have employment contracts with any of our key employees or controlling shareholders, who are officers and directors of our company.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of October 31, 2017, our company had a net loss of $12,795 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of October 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2017.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: December 15, 2017	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 15, 2017	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

