Form 10-Q
period 2018-01-31
PANAMERA HEALTHCARE Corp
filed 2018-03-19
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

17,990,000 common shares issued and outstanding as of March 15, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Index to the Unaudited Interim Financial Statements

January 31, 2018

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	January 31,	July 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$2,173	$13,460
Total Current Assets	2,173	13,460

TOTAL ASSETS	$2,173	$13,460

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,615	$3,568
Accrued interest - related party	1,616	642
Due to related party	38,601	38,601
Total Current Liabilities	50,832	42,811

TOTAL LIABILITIES	50,832	42,811

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(196,208)	(176,900)
Total Stockholders' Deficit	(48,659)	(29,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,173	$13,460

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

F-1

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Operating Expenses
Professional expenses	$5,678	$6,381	$17,615	$14,326
General and administration expenses	348	383	720	679
Total operating expenses	6,026	6,764	18,335	15,005

Net loss from operations	(6,026)	(6,764)	(18,335)	(15,005)

Other expense
Interest expense	(487)	(663)	(973)	(1,355)
Total other expense	(487)	(663)	(973)	(1,355)

Net loss before taxes	(6,513)	(7,427)	(19,308)	(16,360)

Income tax benefit	-	-	-	-

Net loss	$(6,513)	$(7,427)	$(19,308)	$(16,360)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,990,000

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

F-2

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,308)	$(16,360)
Changes in operating assets and liabilities:
Accounts payable	7,047	5,066
Accrued interest - related party	974	(277)
Net Cash Used In Operating Activities	(11,287)	(11,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on related party loans	-	(3,483)
Net Cash Used In Financing Activities	-	(3,483)

Net decrease in cash and cash equivalents	(11,287)	(15,054)
Cash and cash equivalents, beginning of period	13,460	60,084
Cash and cash equivalents, end of period	$2,173	$45,030

Supplemental cash flow information
Cash paid for interest	$-	$1,631
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

F-3

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

January 31, 2018

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2018, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

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

F-4

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015, and was extended to December 31, 2018, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the six months ended January 31, 2018 and 2017, net repayments under the line of credit to the Company were made in the amount of $0 and $3,483, respectively. As of January 31, 2018, the Company was obligated, for this interest bearing loan with a balance of $38,601 and accrued interest of $1,616. As of July 31, 2017, the Company was obligated, for this interest-bearing loan with a balance of $38,601 and accrued interest of $642. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $34,783 as of January 31, 2018. For the periods ended January 31, 2018 and 2017, the Company paid $0 and $1,631, respectively, in interest on this note payable.

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

Results of Operations for the three months ended January 31, 2018 and 2017

The following table provides selected financial data about our company as of the three months, ended January 31, 2018 and 2017.

	For the Three Months Ended
	January 31,
	2018	2017	Changes ($)
Total operating expenses	$6,026	$6,764	$(738)
Other expenses	$487	$663	$(176)
Net loss	$6,513	$7,427	$(914)

During the three months ended January 31, 2018 and 2017, no revenues were recorded.

We had a net loss $6,513 for the three months ended January 31, 2018, and $7,427 for the same period ended January 31, 2017. The decrease in net loss of $914, was primarily due to the decrease in operating expenses.

Operating expenses for the three months ended January 31, 2018 and 2017 were $6,026 and $6,764, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the three months ended January 31, 2018, was $5,678 compared to $6,381 for the same period ended January 31, 2017. General and administration expenses decreased by $35, to $348 for the three months ended January 31, 2018, from $383 for the three months ended January 31, 2017.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Results of Operations for the six months ended January 31, 2018 and 2017

The following table provides selected financial data about our company as of the six months, ended January 31, 2018 and 2017.

	For the Six Months Ended
	January 31,
	2018	2017	Changes ($)
Total operating expenses	$18,335	$15,005	$3,330
Other expenses	$973	$1,355	$(382)
Net loss	$19,308	$16,360	$2,948

During the six months ended January 31, 2018 and 2017, no revenues were recorded.

We had a net loss $19,308 for the six months ended January 31, 2018, and $16,360 for the same period ended January 31, 2017. The increase in net loss of $2,948, was primarily due to the increase in operating expenses.

Operating expenses for the six months ended January 31, 2018 and 2017 were $18,335 and $15,005, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the six months ended January 31, 2018, was $17,615 compared to $14,326 for the same period ended January 31, 2017. General and administration expenses increased by $41, to $720 for the six months ended January 31, 2018, from $679 for the six months ended January 31, 2017.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Balance Sheet Data:
	January 31, 2018	July 31, 2017	Changes ($)
Cash	$2,173	$13,460	$(11,287)
Working capital (deficiency)	$(48,659)	$(29,351)	$(19,308)
Total assets	$2,173	$13,460	$(11,287)
Total liabilities	$50,832	$42,811	$8,021
Total stockholders' equity (deficit)	$(48,659)	$(29,351)	$(19,308)

As of January 31, 2018, our current assets were $2,173 and our current liabilities were $50,832 which resulted in working capital deficiency of $48,659. As of January 31, 2018, our current assets were comprised of $2,173 in cash, compared to $13,460 in cash as of July 31, 2017. As of January 31, 2018, current liabilities were comprised of $10,615 in accounts payable and $40,217 in due to related party and accrued interest, compared to $3,568 in accounts payable and $39,243 in due to related party and accrued interest as of July 31, 2017.

As of January 31, 2018, our working capital decreased by $19,308 from a deficiency of $29,351 on July 31, 2017, to $48,659 on January 31, 2018, primarily due to decrease in cash of $11,287 and an increase in accounts payable of $7,047

Cash Flow Data:
	For the Six Months Ended
	January 31,
	2018	2017	Changes ($)
Cash Flows used in Operating Activities	$(11,287)	$(11,571)	$(284)
Cash Flows used in Financing Activities	$-	$(3,483)	$3,483
Net Decrease In Cash During Period	$(11,287)	$(15,054)	$(3,767)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2018, net cash flows used in operating activities was $11,287, consisting of a net loss of $19,308, reduced by an increase in accounts payable and accrued liabilities of $7,047 and in accrued interest due to related parties of $947. For the period ended January 31, 2017, net cash flows used in operating activities was $11,571, consisting of a net loss of $16,360 and was offset by an increase in accounts payable and accrued liabilities of $5,066 and by a decrease in accrued expense of $277.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the six months ended January 31, 2018, and 2017, we used $0 and $3,483 from financing activities, respectively. For the period ended January 31, 2017, the Company repaid loans to related parties in the amount of $3,483.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through January 31, 2018, we have relied on funds loaned to us by Kratos Healthcare Inc (“Kratos”), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $38,601 in principal, and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of January 31, 2018, we have no employees. We do not have employment contracts with any of our key employees or controlling shareholders, who are officers and directors of our company.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of January 31, 2018, our company had a net loss of $19,308 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: March 19, 2018	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 19, 2018	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

