Form 10-Q
period 2018-04-30
PANAMERA HEALTHCARE Corp
filed 2018-06-07
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

17,990,000 common shares issued and outstanding as of June 4, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$36	$13,460
Total Current Assets	36	13,460

TOTAL ASSETS	$36	$13,460

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,839	$3,568
Accrued interest - related party	2,139	642
Due to related party	43,601	38,601
Total Current Liabilities	54,579	42,811

TOTAL LIABILITIES	54,579	42,811

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(202,092)	(176,900)
Total Stockholders' Deficit	(54,543)	(29,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36	$13,460

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

Operating Expenses
Professional expenses	$5,025	$4,194	$22,640	$18,520
General and administration expenses	336	371	1,056	1,050
Total operating expenses	5,361	4,565	23,696	19,570

Net loss from operations	(5,361)	(4,565)	(23,696)	(19,570)

Other expense
Interest expense	(523)	(608)	(1,496)	(1,963)
Total other expense	(523)	(608)	(1,496)	(1,963)

Net loss before taxes	(5,884)	(5,173)	(25,192)	(21,533)

Income tax benefit	-	-	-	-

Net loss	$(5,884)	$(5,173)	$(25,192)	$(21,533)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,990,000

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,192)	$(21,533)
Changes in operating assets and liabilities:
Accounts payable	5,271	(2,066)
Accrued interest - related party	1,497	(121)
Net Cash Used In Operating Activities	(18,424)	(23,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	5,000	-
Repayments to related party loans	-	(17,483)
Net Cash Provided By (Used In) Financing Activities	5,000	(17,483)

Net decrease in cash and cash equivalents	(13,424)	(41,203)
Cash and cash equivalents, beginning of period	13,460	60,084
Cash and cash equivalents, end of period	$36	$18,881

Supplemental cash flow information
Cash paid for interest	$-	$2,083
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited interim financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

April 30, 2018

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2018, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015, and was extended to December 31, 2018, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the nine months ended April 30, 2018 and 2017, the Company borrowed $5,000 and $0 and net repayments under the line of credit to the Company were made in the amount of $0 and $17,483, respectively. As of April 30, 2018, the Company was obligated, for this interest bearing loan with a balance of $43,601 and accrued interest of $2,139. As of July 31, 2017, the Company was obligated, for this interest-bearing loan with a balance of $38,601 and accrued interest of $642. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $31,399 as of April 30, 2018. For the periods ended April 30, 2018 and 2017, the Company paid $0 and $2,083, respectively, in interest on this note payable.

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

Results of Operations for the three months ended April 30, 2018 and 2017

The following tables provide selected financial data about our company as of the three and nine months, ended April 30, 2018.

	Three Months Ended
	April 30,		Changes
	2018	2017	($)
Total operating expenses	$5,361	$4,565	$796
Other expenses	$523	$608	$(85)
Net loss	$5,884	$5,173	$711

During the three months ended April 30, 2018 and 2017, no revenues were recorded.

We had a net loss $5,884 for the three months ended April 30, 2018, and $5,173 for the same period ended April 30, 2017. The increase in net loss of $711, was primarily due to an increase in operating expenses.

Operating expenses for the three months ended April 30, 2018 and 2017 were $5,361 and $4,565, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the three months ended April 30, 2018, was $5,025 compared to $4,194 for the same period ended April 30, 2017. General and administration expenses decreased by $35, to $336 for the three months ended April 30, 2018, from $371 for the three months ended April 30, 2017.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Results of Operations for the nine months ended April 30, 2018 and 2017

	Nine Months Ended
	April 30,		Changes
	2018	2017	($)
Total operating expenses	$23,696	$19,570	$4,126
Other expenses	$1,496	$1,963	$(467)
Net loss	$25,192	$21,533	$3,659

During the nine months ended April 30, 2018 and 2017, no revenues were recorded.

We had a net loss $25,192 for the nine months ended April 30, 2018, and $21,533 for the same period ended April 30, 2017. The increase in net loss of $3,659 was primarily due to the increase in operating expenses.

Operating expenses for the nine months ended April 30, 2018 and 2017 were $23,696 and $19,570, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the SEC and general and administrative expenses. Professional fees for the nine months ended April 30, 2018, was $22,640 compared to $18,520 for the same period ended April 30, 2017. General and administration expenses increased by $6, to $1,056 for the nine months ended April 30, 2018, from $1,050 for the nine months ended April 30, 2017.

Other expenses represent interest paid to a related party on funds advanced to the Company. The interest expense decreased by $467, to $1,496 for the nine months ended April 30, 2018, from $1,963 for the nine months ended April 30, 2017.

Balance Sheet Data:

	April 30, 2018	July 31, 2017	Changes ($)
Cash	$36	$13,460	$(13,424)
Working capital (deficiency)	$(54,543)	$(29,351)	$(25,192)
Total assets	$36	$13,460	$(13,424)
Total liabilities	$54,579	$42,811	$11,768
Total stockholders' (deficit)	$(54,543)	$(29,351)	$(25,192)

As of April 30, 2018, our current assets were $36, and our current liabilities were $54,579 which resulted in working deficiency of $54,543. As of April 30, 2018, our current assets were comprised of $36 in cash, compared to $13,460 in cash as of July 31, 2017. As of April 30, 2018, current liabilities were comprised of $8,839 in accounts payable and $45,740 in due to related parties and accrued interest, compared to $3,568 in accounts payable and $39,243 due to related party and accrued interest as of July 31, 2017.

As of April 30, 2018, our working capital decreased by $25,192 from a deficiency of $29,351 on July 31, 2017, to $54,543 on April 30, 2018, primarily due to decrease in cash at $13,424.

Cash Flow Data:

	Nine Months Ended
	April 30,		Changes
	2018	2017	($)
Cash Flows used in Operating Activities	$18,424	$23,720	$(5,296)
Cash Flows provided by (used in) Financing Activities	$5,000	$(17,483)	$22,483
Net Decrease In Cash During Period	$(13,424)	$(41,203)	$27,779

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2018, net cash flows used in operating activities was $18,424, consisting of a net loss of $25,192, reduced by an increase in accounts payable of $5,271 and accrued interest due to related parties of $1,497. For the period ended April 30, 2017, net cash flows used in operating activities was $23,720, consisting of a net loss of $21,533, increased by a decrease in accounts payable of $2,066 and accrued interest due to related parties of $121.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the nine months ended April 30, 2018, and 2017, we received $5,000 and used $17,483 from financing activities, respectively. For the period ended April 30, 2018, the Company received $5,000 from loans from a related party. For the period ended April 30, 2017, we repaid a related party loan of $17,483.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through April 30, 2018, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $43,601 in principal and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of April 30, 2018, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of April 30, 2018, our company had a net loss of $25,192 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

____________

*	Filed herewith.
**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: June 7, 2018	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 7, 2018	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

