Form 10-K
period 2018-07-31
PANAMERA HEALTHCARE Corp
filed 2018-10-19
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2018, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
17,990,000 common shares as of October 15, 2018.

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

Prior to the Affordable Care Act ("ACA"), the mandated implementation of ICD-10-CM/PCS, and economic factors related to varying and uncertain reimbursement rates, if a healthcare organization were in financial distress, it would attempt a corporate renewal (turnaround) and employ recognized analytical tools, such as activity-based cost analysis, management reviews, review of capital structure, among other factors. To do so, such an organization might employ an interim manager to oversee the reorganization. Additionally it may have assembled a team of advisors, which could include lawyers, accountants, bankers, human resources experts, marketing experts, and possibly even liquidation consultants if turnaround is deemed too difficult. In the current healthcare climate, we feel it is necessary to consider the added dimension of how the organization can emerge from distress while adequately implementing the new regulations and concepts such as value based care.

Value-based care is a departure from fee-for-service care, where organizations are compensated for performing more services. Value based care envisions an organization or practitioner being rewarded for favorable outcomes. The challenge facing healthcare is how to measure and fairly compensate favorable outcomes. Because the research and policy suggestions in this area are rapidly evolving, we believe that our service as an aggregator and arbiter of information will be of value to our clients who may find it too difficult or not cost effective to do it on their own.

Our fees for such services will be negotiated on a case-by-case basis based of the scope of the work and duration of the engagement. Our officers have experience in long-term consulting at flat rate billing, although we do not currently have such clients. Under the terms of long term consulting contracts, in addition to a well-defined scope of services and deliverables, operational issues such as client's rules regarding access to premises, personnel, and intellectual property, changes in compensation relative to unexpected regulatory changes, premise relocation, and other potential changes attendant to long term relationships must be well defined in the initial contract.

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

Employees

As of July 31, 2018, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company and are able to fulfil part-time requirements. We have no employees, and do not foresee hiring employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers' time constraints.

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

On September 28, 2018, the shareholders’ list showed 34 registered shareholders with 17,990,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2018.

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

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the fiscal year ended July 31, 2018, was $30,303 compared to a net loss of $27,542 at July 31, 2017.

During the fiscal year ended July 31, 2018, we incurred operating expenses of $28,212 compared to $25,093 incurred during the year ended July 31, 2017.

As of July 31, 2018, our current assets were $4,180 compared to $13,460 in current assets at July 31, 2017. As of July 31, 2018, our current liabilities were $63,834 compared to $42,811 in current liabilities at July 31, 2017.

Stockholders’ deficit was $59,654 as of July 31, 2018 compared to $29,351 as of July 31, 2107.

Results of Operations - Years Ended July 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended July 31, 2018 and 2017, which are included herein.

Our operating results for the years ended July 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
Statement of Operations Data:	July 31,
	2018	2017	Changes ($)
Total operating expenses	$28,212	$25,093	$3,119
Other expenses	$2,091	$2,449	$(358)
Net loss	$30,303	$27,542	$2,761

During the years ended July 31, 2018 and 2017 no revenues were recorded.

Net loss was $30,303 for year ended July 31, 2018, and $27,542 for the year ended July 31, 2017. The increase in net loss was primarily due to an increase in professional fees.

Operating expenses for the years ended July 31, 2018 and July 31, 2017 were $28,212 and $25,093 respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and other general overhead. Professional fees for the year ended July 31, 2018, was $26,943 compared to $23,672 for the year ended July 31, 2017. The increase in professional fees during the year ended July 31, 2018, compared to the year ended July 31, 2017, is primarily attributed to an increase in accounting and filing fees. The decrease in general and administration fees of $358, during the year ended July 31, 2018, was primarily attributable to the decrease in bank charges.

Balance Sheet Data:	July 31, 2018	July 31, 2017	Changes ($)
Cash	$4,180	$13,460	$(9,280)
Working capital (deficiency)	$(59,654)	$(29,351)	$(30,303)
Total assets	$4,180	$13,460	$(9,280)
Total liabilities	$63,834	$42,811	$21,023
Total stockholders' deficit	$(59,654)	$(29,351)	$(30,303)

As at July 31, 2018, our current assets were $4,180 and our current liabilities were $63,834 which resulted in a working capital deficiency of $59,654. As at July 31, 2018, current assets were comprised of $4,180 in cash, compared to $13,460 in cash at July 31, 2017. As at July 31, 2018, current liabilities were comprised of $7,999 in accounts payable and, $2,734 in accrued interest to a related party and $53,101 in due to related party, compared to $3,568 in accounts payable and, $642 in accrued interest to a related party and $38,601 in due to related party at July 31, 2017.

	Year Ended
	July 31,
Cash Flow Data:	2018	2017	Changes ($)
Cash Flows used in Operating Activities	$23,780	$29,141	$(5,361)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by (used in) Financing Activities	$14,500	$(17,483)	$31,983
Net Decrease in Cash During Period	$(9,280)	$(46,624)	$37,344

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2018, net cash flows used in operating activities was $23,780 consisting of a net loss of $30,303, and was offset by an increase in accounts payable of $4,431 and an increase in accrued interest of $2,092. For the year ended July 31, 2017, net cash flows used in operating activities was $29,141 consisting of a net loss of $27,542, and was offset by a decrease in accounts payable of $1,964 and an increase in accrued interest of $365.

Cash Flows from Investing Activities

We did not use any funds for investing activities during the years ended July 31, 2018 and July 31, 2017.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the years ended July 31, 2018, and July 31, 2017, we received $14,500 and used $17,483 from financing activities, respectively. For the year ended July 31, 2018, we received a related party loan of $14,500. For the year ended July 31, 2017, we repaid a related party loan $17,483.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an early stage corporation and have not generated any revenues from operations to fully implement our business plan. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing as envisioned by our Offering will result in additional dilution to existing shareholders.

Liquidity and Capital Resources

From May 20, 2014 (inception) through July 31, 2018 we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our working capital requirements. The current amount due is $53,101 in principal and $2,734 in accrued interest and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of July 31, 2018, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company.

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

Going Concern

As of July 31, 2018, our company had a net loss of $30,303 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

PANAMERA HEALTHCARE CORPORATION

Index to the Audited Financial Statements

July 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Panamera Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Panamera Healthcare Corporation (the “Company”) as of July 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

October 19, 2018

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

	July 31,	July 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$4,180	$13,460
Total Current Assets	4,180	13,460

TOTAL ASSETS	$4,180	$13,460

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,999	$3,568
Accrued interest - related party	2,734	642
Due to related party	53,101	38,601
Total Current Liabilities	63,834	42,811

TOTAL LIABILITIES	63,834	42,811

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(207,203)	(176,900)
Total Stockholders' Deficit	(59,654)	(29,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,180	$13,460

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

	For the
	Year Ended
	July 31,
	2018	2017

Operating Expenses
Professional fees	$26,943	$23,672
General and administration expenses	1,269	1,421
Total operating expenses	28,212	25,093

Net loss from operations	(28,212)	(25,093)

Other expense
Interest expense	(2,091)	(2,449)
Total other expense	(2,091)	(2,449)

Net loss before taxes	(30,303)	(27,542)

Income tax benefit	-	-

Net loss	$(30,303)	$(27,542)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Change in Stockholders’ Deficit

For the Years Ended July 31, 2018 and 2017

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2016	17,990,000	$1,799	$145,750	$(149,358)	$(1,809)

Net loss	-	-	-	(27,542)	(27,542)
Balance, July 31, 2017	17,990,000	1,799	145,750	(176,900)	(29,351)

Net loss	-	-	-	(30,303)	(30,303)
Balance, July 31, 2018	17,990,000	$1,799	$145,750	$(207,203)	$(59,654)

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,303)	$(27,542)
Changes in operating assets and liabilities:
Accounts payable	4,431	(1,964)
Accrued interest - related party	2,092	365
Net Cash Used In Operating Activities	(23,780)	(29,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	14,500	-
Repayments to related party loans	-	(17,483)
Net Cash Provided by (Used In) Financing Activities	14,500	(17,483)

Net decrease in cash and cash equivalents	(9,280)	(46,624)
Cash and cash equivalents, beginning of period	13,460	60,084
Cash and cash equivalents, end of period	$4,180	$13,460

Supplemental cash flow information
Cash paid for interest	$-	$2,084
Cash paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Audited Financial Statements

July 31, 2018 and 2017

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,180 and $13,460 in cash and cash equivalents as of July 31, 2018 and 2017, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2018. The carrying values of our financial instruments, including, cash and cash equivalents, accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 4

Commitments and Contingencies

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

The Company has determined there is no impact that Topic 606 and Topic 842 will have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2018, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015, and was extended to December 31, 2018, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the years ended July 31, 2018 and 2017, the Company borrowed $14,500 and $0 and repayments under the line of credit to the Company were made in the amount of $0 and $17,483, respectively. As of July 31, 2018, the Company was obligated, for this interest bearing loan with a balance of $53,101 and accrued interest of $2,734. As of July 31, 2017, the Company was obligated, for this interest-bearing loan with a balance of $38,601 and accrued interest of $642. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $21,899 as of July 31, 2018. For the years ended July 31, 2018 and 2017, the Company paid $0 and $2,084, respectively, in interest on this note payable.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also the CEO and President, of the Company to use at no charge.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended July 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of July 31, 2018 and July 31, 2017 are as follows:

	July 31, 2018	July 31, 2017
Net operating carryforward	$(207,203)	$(176,900)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	43,513	37,149
Valuation allowance	(43,513)	(37,149)
Deferred income tax assets	$-	$-

As of July 31, 2018, the Company had $207,203 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2033 and 2038. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2018 are subject to review by the tax authorities.

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

In the course of management's assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2018. We have identified the following material weaknesses in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Curtis Summers	Chairman, President, Chief Executive Officer and Director	44	May 20, 2014
Douglas G. Baker	Chief Financial Officer, Secretary, Treasurer and Director	64	May 20, 2014

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

Mr. Summers’ abilities derive from the following industries as part of his background:

•	Construction Company- Responsible for accounts payable accounts receivable, general ledger, inventory, invoicing and bank reconciliations.
•	Bank - credit card collections, public relations, customer service.
•	Marketing Company – planning research, writing, drafting proposals.

Mr. Summers medical industry experience began at an Oklahoma City medical center managed by HCA International, where he was a program Development Coordinator. He was vice-president of marketing for a surgical hospital, the Chief Operating Officer of a bariatric hospital, and the Chief Executive Officer of Foundation Surgical Hospital of Oklahoma, as noted above. He is presently serving as CEO of Summit Medical Center.

Mr. Summers’ professional affiliations include:

•	Member, American College of Healthcare Executives.
•	Member, American Marketing Association.
•	Member, Public Relations Society of America.
•	Public Relations and Marketing Society – Oklahoma Chapter
•	Member, American Society for Metabolic & Bariatric Surgery

Our company believes that Mr. Summers’ professional background experience, including as CEO of a medical center, provides him the qualifications and skills necessary to serve as a director and officer of our company.

Douglas G. Baker - Chief Financial Officer, Secretary, Treasurer and a Director

Mr. Baker co-founded our company in May 2014. He also serves as the Chief Financial Officer of Summit Medical Center in Edmond, OK from September 2009. He received his Bachelor of Science degree in Accounting in 1976 from the University of Central Oklahoma in Edmond, Oklahoma. Mr. Baker demonstrates extensive knowledge of financial, accounting and operational issues relevant to our business. He also brings transactional expertise, including equity offerings, bank financings and acquisitions, making him qualified as a member of the Board.

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

Employment Agreements

There are no written employment agreements with our officers and directors.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended July 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Curtis Summers	2018	-	-	-	-	-	-	-	-
President, CEO and Director	2017	-	-	-	-	-	-	-	-

Douglas G. Baker CFO,	2018	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2017	-	-	-	-	-	-	-	-

Ernest Diaz(1) Former	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Executive Vice-President and Director	2017	-	-	-	-	-	-	-	-

______________

(1)	Mr. Diaz resigned as Executive Vice-President and as a Director on May 11, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended July 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 28, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Curtis Summers 4180 Orchard Hill DriveEdmond OK 73025	9,660,000 Common/Direct	53.7%
Douglas G. Baker 4180 Orchard Hill DriveEdmond OK 73025	4,340,000 Common/Direct	24.12%
Directors and Executive Officers as a Group	14,000,000 Common	77.82%

_________________

*represents an amount less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 28, 2018. As of September 28, 2018 there were 17,990,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

Kratos Healthcare Inc., a company controlled by our officers and directors, provides us cash advances as needed to fund our working capital requirements. At founding (May 20, 2014), Kratos informally agreed to make loans to us in amounts up to a total of $75,000 ("standby credit") in order to fund our working capital requirements, as and when such funding is necessary and required. On July 15, 2014, our company agreed to pay to Kratos interest of 5% per annum from July 1, 2014, on the unpaid balance of such advances. Principal and interest were due on December 15, 2015. Our company and Kratos agreed to extend the due date of all loans made under the standby credit to December 31, 2018 The notes bear interest at the rate of 5% per annum for the duration of the loans, which may be further extended by mutual consent of the parties.

As of July 31, 2018, we are indebted to Kratos for a balance of $53,101 and accrued interest of $2,734. During the year ended July 31, 2018, we had not made any interest payment to Kratos.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2018 and for fiscal year ended July 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2018	July 31, 2017
Audit Fees	$14,500	$14,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,500	$14,500

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: October 19, 2018	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 19, 2018	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 19, 2018	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 19, 2018	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

