Form 10-Q
period 2018-10-31
PANAMERA HEALTHCARE Corp
filed 2018-12-12
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

17,990,000 common shares issued and outstanding as of December 6, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	October 31,	July 31,
	2018	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,473	$4,180
Total Current Assets	1,473	4,180

TOTAL ASSETS	$1,473	$4,180

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,103	$7,999
Accrued interest - related party	3,478	2,734
Due to related party	66,601	53,101
Total Current Liabilities	73,182	63,834

TOTAL LIABILITIES	73,182	63,834

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(219,258)	(207,203)
Total Stockholders' Deficit	(71,709)	(59,654)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,473	$4,180

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2018	2017

Operating Expenses
Professional fees	$11,103	$11,937
General and administration expenses	208	372
Total operating expenses	11,311	12,309

Net loss from operations	(11,311)	(12,309)

Other expense
Interest expense	(744)	(486)
Total other expense	(744)	(486)

Net loss before taxes	(12,055)	(12,795)

Income tax benefit	-	-

Net loss	$(12,055)	$(12,795)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,055)	$(12,795)
Changes in operating assets and liabilities:
Accounts payable	(4,896)	4,869
Accrued interest - related party	744	487
Net Cash Used In Operating Activities	(16,207)	(7,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	13,500	-
Net Cash Provided by Financing Activities	13,500	-

Net change in cash and cash equivalents	(2,707)	(7,439)
Cash and cash equivalents, beginning of period	4,180	13,460
Cash and cash equivalents, end of period	$1,473	$6,021

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

October 31, 2018

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2018, as filed with the SEC on October 19, 2018.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2018, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015, and was extended to December 31, 2018, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the three months ended October 31, 2018, the Company borrowed $13,500 and repayments under the line of credit to the Company were made in the amount of $0. As of October 31, 2018, the Company was obligated, for this interest bearing loan with a balance of $66,601 and accrued interest of $3,478. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $8,399 as of October 31, 2018. For the three months ended October 31, 2018 and 2017, the Company paid $0 and $0, respectively, in interest on this note payable.

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

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the three months ended October 31, 2018, was $12,055 compared to a net loss of $12,795 for the three months ended October 31, 2017.

During the three months ended October 31, 2018, we incurred operating expenses of $11,311 compared to $12,309 incurred during the three months ended October 31, 2017.

As of October 31, 2018, our current assets were $1,473 compared to $4,180 in current assets at July 31, 2018. As of October 31, 2018, our current liabilities were $73,182 compared to $63,834 in current liabilities at July 31, 2018.

Stockholders’ deficit was $71,709 as of October 31, 2018 compared to $59,654 as of July 31, 2018

Results of Operations for the three months ended October 31, 2018 and 2017

The following tables provide selected financial data about our company as of the three months, ended October 31, 2018.

	Three Months Ended
	October 31,
	2018	2017	Changes ($)
Total operating expenses	$11,311	$12,309	$(998)
Other expenses	$744	$486	$258
Net loss	$12,055	$12,795	$(740)

During the three months ended October 31, 2018 and 2017, no revenues were recorded.

Net loss was $12,055 for the three months ended October 31, 2018, and $12,795 for the three months ended October 31, 2017. The decrease in net loss was primarily due to a decrease in operating expenses.

Operating expenses for the three months ended October 31, 2018 and 2017 were $11,311 and $12,309, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the three months ended October 31, 2018, was $11,103 compared to $11,937 for the same period ended October 31, 2017. General and administration expenses decreased by $164, to $208 for the three months ended October 31, 2018, from $372 for the three months ended October 31, 2017.

Other expenses represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	October 31, 2018	July 31, 2018	Changes ($)
Cash	$1,473	$4,180	$(2,707)
Working capital (deficiency)	$(71,709)	$(59,654)	$(12,055)
Total assets	$1,473	$4,180	$(2,707)
Total liabilities	$73,182	$63,834	$9,348
Total stockholders' equity (deficit)	$(71,709)	$(59,654)	$(12,055)

As at October 31, 2018, our current assets were $1,473, and our current liabilities were $73,182 which resulted in working deficiency of $71,709. As at October 31, 2018, current assets were comprised of $1,473 in cash, compared to $4,180 in cash as of July 31, 2018. As at October 31, 2018, current liabilities were comprised of $3,103 in accounts payable and $70,079 in due to related parties and accrued interest, compared to $7,999 in accounts payable and $55,835 due to related party and accrued interest as of July 31, 2018.

As of October 31, 2018, our working capital deficiency increased by $12,055 from $59,654 on July 31, 2018, to $71,709 on October 31, 2018, primarily due to an increase in current liabilities of $9,348.

Cash Flow Data:

	Three Months Ended
	October 31,
	2018	2017	Changes ($)
Cash Flows used in Operating Activities	$(16,207)	$(7,439)	$(8,768)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$13,500	$-	$13,500
Net Change in Cash During Period	$(2,707)	$(7,439)	$4,732

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2018, net cash flows used in operating activities was $16,207, consisting of a net loss of $12,055, increased by a reduction in accounts payable of $4,896 and reduced by an increase of accrued interest due to related parties of $744. For the three-month period ended October 31, 2017, net cash flows used in operating activities was $7,439, consisting of a net loss of $12,795, decreased by an increase in accounts payable of $4,869 and accrued interest due to related parties of $487.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the three months ended October 31, 2018, and 2017, we received $13,500 and $0 from financing activities, respectively.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through October 31, 2018, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $66,601 in principal and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of October 31, 2018, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company.

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

Going Concern

As of October 31, 2018, our company had a net loss of $12,055 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_________

*	Filed herewith.
**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: December 12, 2018	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 12, 2018	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

