Form 10-Q
period 2019-01-31
PANAMERA HEALTHCARE Corp
filed 2019-02-26
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

17,990,000 common shares issued and outstanding as of February 20, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	January 31,	July 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,242	$4,180
Total Current Assets	1,242	4,180

TOTAL ASSETS	$1,242	$4,180

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,601	$7,999
Accrued interest - related party	4,317	2,734
Due to related party	66,601	53,101
Total Current Liabilities	79,519	63,834

TOTAL LIABILITIES	79,519	63,834

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(225,826)	(207,203)
Total Stockholders' Deficit	(78,277)	(59,654)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,242	$4,180

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Operating Expenses
Professional fees	$5,498	$5,678	$16,601	$17,615
General and administration expenses	230	348	438	720
Total operating expenses	5,728	6,026	17,039	18,335

Net loss from operations	(5,728)	(6,026)	(17,039)	(18,335)

Other expense
Interest expense	(840)	(487)	(1,584)	(973)
Total other expense	(840)	(487)	(1,584)	(973)

Net loss before taxes	(6,568)	(6,513)	(18,623)	(19,308)

Income tax benefit	-	-	-	-

Net loss	$(6,568)	$(6,513)	$(18,623)	$(19,308)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,623)	$(19,308)
Changes in operating assets and liabilities:
Accounts payable	602	7,047
Accrued interest - related party	1,583	974
Net Cash Used In Operating Activities	(16,438)	(11,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	13,500	-
Net Cash Provided by Financing Activities	13,500	-

Net change in cash and cash equivalents	(2,938)	(11,287)
Cash and cash equivalents, beginning of period	4,180	13,460
Cash and cash equivalents, end of period	$1,242	$2,173

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

January 31, 2019

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2019, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015, and was extended to December 31, 2019, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the six months ended January 31, 2019, the Company borrowed $13,500 and repayments under the line of credit to the Company were made in the amount of $0. As of January 31, 2019, the Company was obligated, for this interest bearing loan with a balance of $66,601 and accrued interest of $4,317. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $8,399 as of January 31, 2019. For the six months ended January 31, 2019 and 2018, the Company paid $0 and $0, respectively, in interest on this note payable.

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

Our address is 4180 Orcahrd Hill Drive, Edmond, OK 73025. Our telephone number is (405) 413-5735. Our corporate website is www.panamerahealth.com.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

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

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the six months ended January 31, 2019, was $18,623 compared to a net loss of $19,308 for the six months ended January 31, 2018.

During the six months ended January 31, 2019, we incurred operating expenses of $17,039 compared to $18,335 incurred during the six months ended January 31, 2018.

As of January 31, 2019, our current assets were $1,242 compared to $4,180 in current assets at July 31, 2018. As of January 31, 2019, our current liabilities were $79,519 compared to $63,834 in current liabilities at July 31, 2018.

Stockholders’ deficit was $78,277 as of January 31, 2019 compared to $59,654 as of July 31, 2018

Results of Operations for the three months ended January 31, 2019 and 2018

The following tables provide selected financial data about our company as of the three months ended January 31, 2019.

	Three Months Ended
	January 31,
	2019	2018	Changes ($)
Operating expenses	$5,728	$6,026	$(298)
Other expense	$840	$487	$353
Net loss	$6,568	$6,513	$55

During the three months ended January 31, 2019 and 2018, no revenues were recorded.

Net loss was $6,568 for the three months ended January 31, 2019, and $6,513 for the three months ended January 31, 2018. The change in net loss was essentially unchanged as compared to 2018.

Operating expenses for the three months ended January 31, 2019 and 2018 were $5,728 and $6,026, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the three months ended January 31, 2019, was $5,498 compared to $5,678 for the same period ended January 31, 2018. General and administration expenses decreased by $118, to $230 for the three months ended January 31, 2019, from $348 for the three months ended January 31, 2018.

Other expenses represent interest expense to a related party on funds advanced to the Company.

Results of Operations for the six months ended January 31, 2019 and 2018

The following table provides selected financial data about our company as of the six months ended January 31, 2019 and 2018.

	Six Months Ended
	January 31,
	2019	2018	Changes ($)
Operating expenses	$17,039	$18,335	$(1,296)
Other expense	$1,584	$973	$611
Net loss	$18,623	$19,308	$(685)

During the six months ended January 31, 2019 and 2018, no revenues were recorded.

We had a net loss of $18,623 for the six months ended January 31, 2019, and $19,308 for the same period ended January 31, 2018. The decrease in net loss of $685, was primarily due to decreased in operating expenses of $1,296 and increased in other expenses of $611.

Operating expenses for the six months ended January 31, 2019 and 2018 were $17,039 and $18,335, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the six months ended January 31, 2019, was $16,601 compared to $17,615 for the same period ended January 31, 2018. General and administration expenses decreased by $282 to $438 for the six months ended January 31, 2019, from $720 for the six months ended January 31, 2018.

Other expenses represent interest paid to a related party on funds advanced to the Company.

Balance Sheet Data:

	January 31, 2019	July 31, 2018	Changes ($)
Cash	$1,242	$4,180	$(2,938)
Working capital deficiency	$(78,277)	$(59,654)	$(18,623)
Total assets	$1,242	$4,180	$(2,938)
Total liabilities	$79,519	$63,834	$15,685
Total stockholders' (deficit)	$(78,277)	$(59,654)	$(18,623)

As at January 31, 2019, our current assets were $1,242, and our current liabilities were $79,519 which resulted in working deficiency of $78,277. As at January 31, 2019, current assets were comprised of $1,242 in cash, compared to $4,180 in cash as of July 31, 2018. As at January 31, 2019, current liabilities were comprised of $8,601 in accounts payable and $70,918 in due to related parties and accrued interest, compared to $7,999 in accounts payable and $55,835 due to related party and accrued interest as of July 31, 2018.

As of January 31, 2019, our working capital deficiency increased by $18,623 from $59,654 on July 31, 2018, to $78,277 on January 31, 2019, primarily due to an increase in current liabilities of $ 15,685.

Cash Flow Data:

	Six Months Ended
	January 31,
	2019	2018	Changes ($)
Cash Flows used in Operating Activities	$(16,438)	$(11,287)	$(5,151)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by (used in) Financing Activities	$13,500	$-	$13,500
Net Change in Cash During Period	$(2,938)	$(11,287)	$8,349

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2019, net cash flows used in operating activities was $16,438, consisting of a net loss of $18,623, reduced by an increase in accounts payable of $602 and accrued interest due to related parties of $1,583. For the six-month period ended January 31, 2018, net cash flows used in operating activities was $11,287, consisting of a net loss of $19,308, decreased by an increase in accounts payable of $7,047 and accrued interest due to related parties of $974.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the six months ended January 31, 2019, and 2018, we received $13,500 and $0 from financing activities, respectively.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through January 31, 2019, we have relied on funds loaned to us by Kratos Healthcare Inc ("Kratos"), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $66,601 in principal and Kratos has agreed to loan us additional amounts of up to a total of $75,000 (inclusive of cash advances to date).

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

As of January 31, 2019, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company.

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

Going Concern

As of January 31, 2019, our company had a net loss of $18,623 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: February 26, 2019	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 26, 2019	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

