Form 10-Q
period 2019-04-30
PANAMERA HEALTHCARE Corp
filed 2019-06-07
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

17,990,000 shares of common stock issued and outstanding as of June 5, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,602	$4,180
Total Current Assets	1,602	4,180

TOTAL ASSETS	$1,602	$4,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$-	$7,999
Accrued interest - related party	5,228	2,734
Due to related party	80,101	53,101
Total Current Liabilities	85,329	63,834

TOTAL LIABILITIES	85,329	63,834

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(231,276)	(207,203)
Total Stockholders’ Deficit	(83,727)	(59,654)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,602	$4,180

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Operating Expenses
Professional fees	$4,307	$5,025	$20,908	$22,640
General and administration expenses	232	336	670	1,056
Total operating expenses	4,539	5,361	21,578	23,696

Net loss from operations	(4,539)	(5,361)	(21,578)	(23,696)

Other expense
Interest expense	(911)	(523)	(2,495)	(1,496)
Total other expense	(911)	(523)	(2,495)	(1,496)

Net loss before taxes	(5,450)	(5,884)	(24,073)	(25,192)

Income tax benefit	-	-	-	-

Net loss	$(5,450)	$(5,884)	$(24,073)	$(25,192)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended April 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2018	17,990,000	$1,799	$145,750	$(207,203)	$(59,654)

Net loss	-	-	-	(12,055)	(12,055)
Balance, October 31, 2018	17,990,000	1,799	145,750	(219,258)	(71,709)

Net loss	-	-	-	(6,568)	(6,568)
Balance, January 31, 2019	17,990,000	1,799	145,750	(225,826)	(78,277)

Net loss	-	-	-	(5,450)	(5,450)
Balance, April 30, 2019	17,990,000	$1,799	$145,750	$(231,276)	$(83,727)

For the Nine Months Ended April 30, 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2017	17,990,000	$1,799	$145,750	$(176,900)	$(29,351)

Net loss	-	-	-	(12,795)	(12,795)
Balance, October 31, 2017	17,990,000	1,799	145,750	(189,695)	(42,146)

Net loss	-	-	-	(6,513)	(6,513)
Balance, January 31, 2018	17,990,000	1,799	145,750	(196,208)	(48,659)

Net loss	-	-	-	(5,884)	(5,884)
Balance, April 30, 2018	17,990,000	$1,799	$145,750	$(202,092)	$(54,543)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,073)	$(25,192)
Changes in operating assets and liabilities:
Accounts payable	(7,999)	5,271
Accrued interest - related party	2,494	1,497
Net Cash Used In Operating Activities	(29,578)	(18,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	27,000	5,000
Net Cash Provided by Financing Activities	27,000	5,000

Net change in cash and cash equivalents	(2,578)	(13,424)
Cash and cash equivalents, beginning of period	4,180	13,460
Cash and cash equivalents, end of period	$1,602	$36

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

April 30, 2019

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2019, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015. On April 15, 2019, the line of credit increased to $100,000 and was extended to December 31, 2019, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the nine months ended April 30, 2019, the Company borrowed $27,000 and repayments under the line of credit to the Company were made in the amount of $0. As of April 30, 2019, the Company was obligated, for this interest bearing loan with a balance of $80,101 and accrued interest of $5,228. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $19,899 as of April 30, 2019. For the nine months ended April 30, 2019 and 2018, the Company paid $0 and $0, respectively, in interest on this note payable.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also the CEO and President, of the Company to use at no charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Panamera Healthcare Corporation, unless otherwise indicated.

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

Our address is 4180 Orchard Hill Drive, Edmond, OK 73025. Our telephone number is (405) 413-5735. Our corporate website is www.panamerahealth.com.

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

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the nine months ended April 30, 2019, was $24,073 compared to a net loss of $25,192 for the nine months ended April 30, 2018.

During the nine months ended April 30, 2019, we incurred operating expenses of $21,578 compared to $23,696 incurred during the nine months ended April 30, 2018.

As of April 30, 2019, our current assets were $1,602 compared to $4,180 in current assets at July 31, 2018. As of April 30, 2019, our current liabilities were $85,329 compared to $63,834 in current liabilities at July 31, 2018.

Stockholders’ deficit was $83,727 as of April 30, 2019 compared to $59,654 as of July 31, 2018

Results of Operations for the three months ended April 30, 2019 and 2018

The following tables provide selected financial data about our company as of the three months ended April 30, 2019.

	Three Months Ended
	April 30,
	2019	2018	Changes ($)
Operating expenses	$4,539	$5,361	$(822)
Interest expense	$911	$523	$388
Net loss	$5,450	$5,884	$(434)

During the three months ended April 30, 2019 and 2018, no revenues were recorded.

Net loss was $5,450 for the three months ended April 30, 2019, and $5,884 for the three months ended April 30, 2018. The decrease in net loss is mainly due to decrease in operating expense as compared to 2018.

Operating expenses for the three months ended April 30, 2019 and 2018 were $4,539 and $5,361, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the three months ended April 30, 2019, was $4,307 compared to $5,025 for the same period ended April 30, 2018. General and administration expenses decreased by $104, to $232 for the three months ended April 30, 2019, from $336 for the three months ended April 30, 2018.

Interest expenses represent interest expense to a related party on funds advanced to the Company.

Results of Operations for the nine months ended April 30, 2019 and 2018

The following table provides selected financial data about our company as of the nine months ended April 30, 2019 and 2018.

	Nine Months Ended
	April 30,
	2019	2018	Changes ($)
Operating expenses	$21,578	$23,696	$(2,118)
Interest expense	$2,495	$1,496	$999
Net loss	$24,073	$25,192	$(1,119)

During the nine months ended April 30, 2019 and 2018, no revenues were recorded.

We had a net loss of $24,073 for the nine months ended April 30, 2019, and $25,192 for the same period ended April 30, 2018. The decrease in net loss of $1,119, was primarily due to decrease in operating expenses of $2,118 and offset by an increase in interest expenses of $999.

Operating expenses for the nine months ended April 30, 2019 and 2018 were $21,578 and $23,696, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the nine months ended April 30, 2019, was $20,908 compared to $22,640 for the same period ended April 30, 2018. General and administration expenses decreased by $386 to $670 for the nine months ended April 30, 2019, from $1,056 for the nine months ended April 30, 2018.

Interest expenses represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	April 30, 2019	July 31, 2018	Changes ($)
Cash	$1,602	$4,180	$(2,578)
Working capital deficiency	$83,727	$59,654	$24,073
Total assets	$1,602	$4,180	$(2,578)
Total liabilities	$85,329	$63,834	$21,495
Total stockholders’ deficit	$83,727	$59,654	$24,073

As at April 30, 2019, our current assets were $1,602, and our current liabilities were $85,329 which resulted in working capital deficiency of $83,727. As of April 30, 2019, current assets were comprised of $1,602 in cash, compared to $4,180 in cash as of July 31, 2018. As of April 30, 2019, current liabilities were comprised of $0 in accounts payable and $85,329 in due to related parties and accrued interest, compared to $7,999 in accounts payable and $55,835 due to related party and accrued interest as of July 31, 2018.

As of April 30, 2019, our working capital deficiency increased by $24,073 from $59,654 on July 31, 2018, to $83,727 on April 30, 2019, primarily due to an increase in current liabilities of $21,495.

Cash Flow Data:

	Nine Months Ended
	April 30,
	2019	2018	Changes ($)
Cash Flows used in Operating Activities	$(29,578)	$(18,424)	$(11,154)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$27,000	$5,000	$22,000
Net Change in Cash During Period	$(2,578)	$(13,424)	$10,846

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2019, net cash flows used in operating activities was $29,578, consisting of a net loss of $24,073, increased by a decrease in accounts payable of $7,999 and reduced by an increase in accrued interest due to related parties of $2,494. For the nine-month period ended April 30, 2018, net cash flows used in operating activities was $18,424, consisting of a net loss of $25,192, decreased by an increase in accounts payable of $5,271 and accrued interest due to related parties of $1,497.

Cash Flows used in Investing Activities

During the nine months ended April 30, 2019 and 2018, no cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the nine months ended April 30, 2019, and 2018, we received $27,000 and $5,000 from financing activities, respectively.

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

Liquidity and Capital Resources

From May 20, 2014 (inception) through April 30, 2019, we have relied on funds loaned to us by Kratos Healthcare Inc (“Kratos”), a company controlled by an officer and director, to fund our initial working capital requirements. The current amount due is $80,101 in principal and Kratos has agreed to loan us additional amounts of up to a total of $100,000 (inclusive of cash advances to date).

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

As of April 30, 2019, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company.

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

Going Concern

As of April 30, 2019, our company had a net loss of $24,073 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

(1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: June 7, 2019	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 7, 2019	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

