Form 10-K
period 2019-07-31
PANAMERA HEALTHCARE Corp
filed 2019-10-29
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file number 000-55569

PANAMERA HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Orchard Hill Drive, Edmond, OK	73025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 413-5735

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2019, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

17,990,000 shares of common stock issued and outstanding as of October 24, 2019.

FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1. BUSINESS

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

Our prospective clients are organizations or individual healthcare practitioners who need to accelerate their knowledge and acquisition of the systems needed to deal with some of the issues mentioned above. Our objective is to understand our clients’ needs and serve as an aggregator of the information needed to solve their problems and meet their objectives rapidly and cost-effectively.

Prior to the Affordable Care Act (“ACA”), the mandated implementation of ICD-10-CM/PCS, and economic factors related to varying and uncertain reimbursement rates, if a healthcare organization were in financial distress, it would attempt a corporate renewal (turnaround) and employ recognized analytical tools, such as activity-based cost analysis, management reviews, review of capital structure, among other factors. To do so, such an organization might employ an interim manager to oversee the reorganization. Additionally, it may have assembled a team of advisors, which could include lawyers, accountants, bankers, human resources experts, marketing experts, and possibly even liquidation consultants if turnaround is deemed too difficult. In the current healthcare climate. We feel it is necessary to consider the added dimension of how the organization can emerge from distress while adequately implementing the new regulations and concepts such as value-based care.

Value-based care is a departure from fee-for-service care, where organizations are compensated for performing more services. Value-based care envisions an organization or practitioner being rewarded for favorable outcomes. The challenge facing healthcare is how to measure and fairly compensate favorable outcomes. Because the research and policy suggestions in this area are rapidly evolving, we believe that our service as an aggregator and arbiter of information will be of value to our clients, who may find it too difficult or not cost effective to do it on their own.

Our fees for such services will be negotiated on a case-by-case basis based of the scope of the work and duration of the engagement. Our officers have experience in long-term consulting at flat rate billing, although we do not currently have such clients. Under the terms of long term consulting contracts, in addition to a well-defined scope of services and deliverables, operational issues such as client’s rules regarding access to premises, personnel and intellectual property, changes in compensation relative to unexpected regulatory changes, premise relocation, and other potential changes attendant to long term relationships must be well defined in the initial contract.

Our Market

We believe the market for healthcare management services for providers, small hospitals and surgical centers not affiliated with larger organizations, and which lack the time or proficiency to manage their facilities in a profitable manner, is underserved. We believe this to be especially true for the Oklahoma City area and the surrounding counties in Oklahoma, due to the rural geography of the region and the many medical providers struggling to rapidly comply with new mandates, such as the implementation if ICD-10. Use of ICD-10 codes became effective on October 1, 2015, but the Centers for Medicare and Medicaid granted a one-year period where enforcement was relaxed while organizations adapted to the new standards. Now that the transition period has passed and most HIPPA-covered entities are functionally compliant, demand for initial training services has waned. The challenge going forward is to help entities analyze their progress by tracking key performance indicators (KPI) to address issues with reimbursement, claims submission and productivity. We believe that on-going training in ICD-10 is now a continuing (medical) education (CME) function, better served by entities that provide a wide array of CME courses such as the Oklahoma Association of Health Care Providers. Tracking and analyzing KPIs integrates with our other management services and adds more value. Examples of KPIs that are of immediate concern for a current client are medical necessity pass rate, incomplete or missing diagnosis codes, incomplete or missing charges, and number of records returned to clinicians for additional documentation.

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

Employees

As of July 31, 2019, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company and are able to fulfil part-time requirements. We have no employees, and do not foresee hiring employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers’ time constraints.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares were listed for quotation on the Pink Sheets of the OTC Markets under the symbol “PNHT” on March 7, 2016. On June 13, 2016, our stock became ineligible for quotation due to quoting inactivity under SEC Rule 15c2-11.

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

On October 24, 2019, the shareholders’ list showed 34 registered shareholders with 17,990,000 shares of common stock outstanding.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2019, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2019

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2019.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended July 31, 2019 and 2018, which are included herein.

Our operating results for the years ended July 31, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows

	Year Ended
	July 31,
	2019	2018	Changes ($)
Operating expenses	$26,813	$28,212	$(1,399)
Interest expense	$3,504	$2,091	$1,413
Net loss	$30,317	$30,303	$14

During the year ended July 31, 2019 and 2018, no revenues were recorded.

We had a net loss of $30,317 for the year ended July 31, 2019, and $30,303 for the year ended July 31, 2018. The increase in net loss of $14, was primarily due to a decrease in operating expenses of $1,399 and offset by an increase in interest expenses of $1,413.

Operating expenses for the year ended July 31, 2019 and 2018 were $26,813 and $28,212, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the year ended July 31, 2019, was $25,212 compared to $26,943 for the same period ended July 31, 2018. General and administration expenses increased by $332 to $1,601 for the year ended July 31, 2019, from $1,269 for the year ended July 31, 2018.

Interest expenses for the year ended July 31, 2019 and 2018, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	July 31, 2019	July 31, 2018
Cash	$671	$4,180

Current Assets	$671	$4,180
Current Liabilities	$90,642	$63,834
Working Capital (Deficiency)	$(89,971)	$(59,654)

As at July 31, 2019, our current assets were $671, and our current liabilities were $90,642 which resulted in working capital deficiency of $89,971. As of July 31, 2019, current assets were comprised of $671 in cash, compared to $4,180 in cash as of July 31, 2018. As of July 31, 2019, current liabilities were comprised of $4,303 in accounts payable and accrued liabilities and $86,339 in due to related parties and accrued interest, compared to $7,999 in accounts payable and accrued liabilities and $55,835 due to related party and accrued interest as of July 31, 2018.

As of July 31, 2019, our working capital deficiency increased by $30,317 from $59,654 on July 31, 2018, to $89,971 on July 31, 2019, primarily due to an increase in current liabilities of $26,808 and a decrease in current assets of $3,509.

Cash Flow Data:

	Year Ended
	July 31,
	2019	2018	Changes ($)
Cash Flows used in Operating Activities	$(30,509)	$(23,780)	$(6,729)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$27,000	$14,500	$12,500
Net Change in Cash During Period	$(3,509)	$(9,280)	$5,771

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2019, net cash flows used in operating activities was $30,509, consisting of a net loss of $30,317, increased by a decrease in accounts payable and accrued liabilities of $3,696, and reduced by an increase in accrued interest due to related parties of $3,504. For the year ended July 31, 2018, net cash flows used in operating activities was $23,780, consisting of a net loss of $30,303, reduced by an increase in accounts payable and accrued liabilities of $4,431 and accrued interest due to related parties of $2,092.

Cash Flows used in Investing Activities

During the year ended July 31, 2019 and 2018, we had no cash used in investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the year ended July 31, 2019, and 2018, we received $27,000 and $14,500 from financing activities, respectively.

Going Concern

As of July31, 2019, our company had a net loss of $30,317 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements and does not believe that there are any other accounting pronouncements that have been issued that may have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PANAMERA HEALTHCARE CORPORATION

Index to the Audited Financial Statements

July 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Panamera Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Panamera Healthcare Corporation (the “Company”) as of July 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
October 29, 2019

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

	July 31,	July 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$671	$4,180
Total Current Assets	671	4,180

TOTAL ASSETS	$671	$4,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,303	$7,999
Accrued interest - related party	6,238	2,734
Due to related party	80,101	53,101
Total Current Liabilities	90,642	63,834
TOTAL LIABILITIES	90,642	63,834

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(237,520)	(207,203)
Total Stockholders’ Deficit	(89,971)	(59,654)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$671	$4,180

 The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

	For the
	Years Ended
	July 31,
	2019	2018

Operating Expenses
Professional fees	$25,212	$26,943
General and administration expenses	1,601	1,269
Total operating expenses	26,813	28,212

Net loss from operations	(26,813)	(28,212)

Other expense
Interest expense	(3,504)	(2,091)
Total other expense	(3,504)	(2,091)

Net loss before taxes	(30,317)	(30,303)

Income tax benefit	-	-

Net loss	$(30,317)	$(30,303)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Change in Stockholders’ Deficit

For the Years Ended July 31, 2019 and 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2017	17,990,000	$1,799	$145,750	$(176,900)	$(29,351)

Net loss	-	-	-	(30,303)	(30,303)

Balance, July 31, 2018	17,990,000	$1,799	$145,750	$(207,203)	$(59,654)

Net loss	-	-	-	(30,317)	(30,317)
Balance, July 31, 2019	17,990,000	$1,799	$145,750	$(237,520)	$(89,971)

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,317)	$(30,303)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,696)	4,431
Accrued interest - related party	3,504	2,092
Net Cash Used In Operating Activities	(30,509)	(23,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	27,000	14,500
Net Cash Provided by Financing Activities	27,000	14,500

Net change in cash and cash equivalents	(3,509)	(9,280)
Cash and cash equivalents, beginning of period	4,180	13,460
Cash and cash equivalents, end of period	$671	$4,180

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Audited Financial Statements

July 31, 2019 and 2018

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $671 and $4,180 in cash and cash equivalents as of July 31, 2019 and 2018, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

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

Financial Instruments and Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2019 and 2018. The carrying values of our financial instruments, including, cash and cash equivalents, accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The adoption of ASU 2016-02 will not have a material effect on the Company’s financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2019, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2020.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit at an annual interest rate of 5%. On April 15, 2019, the line of credit increased up to $100,000 and was extended to December 31, 2019. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the years ended July 31, 2019 and 2018, the Company borrowed $27,000 and $14,500 from a corporation controlled by an officer and director. As of July 31, 2019 and 2018, the Company was obligated, for this interest bearing loan with a balance of $80,101 and $53,101, and accrued interest of $6,238 and $2,734, respectively. For the years ended July 31, 2019 and 2018, the Company did not pay interest under the line of credit to the Company. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $19,899 as of July 31, 2019.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of July 31, 2019 and July 31, 2018 are as follows:

	July 31, 2019	July 31, 2018
Net operating carryforward	$(237,520)	$(207,203)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	49,879	43,513
Valuation allowance	(49,879)	(43,513)
Deferred income tax assets	$-	$-

As of July 31, 2019, the Company had $237,520 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2019 are subject to review by the tax authorities.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to July 31, 2019, the Company borrowed $12,300 from a corporation controlled by an officer and director.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our company’s annual or interim financial statements will not be prevented or detected.

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2019. We have identified the following material weaknesses in internal control over financial reporting:

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

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year covered by this Form 10-K that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

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

Curtis Summers - Chairman of the Board, President and Chief Executive Officer

Mr. Summers co-founded our company in May 2014. Mr. Summers also serves as the Chief Executive Officer of Summit Medical Center in Edmond, Oklahoma, formed after the sale and reorganization Foundation Surgical Hospital of Oklahoma, where Mr. Summers was the Chief Executive Officer since January of 2007. He received his Bachelor of Science with an emphasis on Business Administration (Marketing & Management) from Newman University in Wichita, Kansas in 1996, and his Master of Business Administration (MBA) from Oklahoma Christian University, Edmond, Oklahoma in 1996.

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

Douglas G. Baker - Chief Financial Officer, Secretary, Treasurer and a Director

Mr. Baker co-founded our company in May 2014. He has served as the Chief Financial Officer of Summit Medical Center in Edmond, OK from September 2009. He received his Bachelor of Science degree in Accounting in 1976 from the University of Central Oklahoma in Edmond, Oklahoma. Mr. Baker demonstrates extensive knowledge of financial, accounting and operational issues relevant to our business. He also brings transactional expertise, including equity offerings, bank financings and acquisitions, making him qualified as a member of the Board.

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

Involvement in certain legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incident involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed as Exhibit 14.2 to our Registration Statement on Form S-1 filed on September 26, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Panamera Healthcare Corporation, 4180 Orchard Hill Drive, Edmond, OK 73025.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended July 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements, as well as the qualifications of each candidate, when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form audit, compensation and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2019 and 2018 and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Curtis Summers	2019	-	-	-	-	-	-	-	-
President, CEO and Director	2018	-	-	-	-	-	-	-	-

Douglas G. Baker CFO,	2019	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2018	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

During the fiscal year ended July 31, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2019.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors, executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 10, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Curtis Summers 4180 Orchard Hill Drive, Edmond OK 73025	9,660,000 Common/Direct	53.7%
Douglas G. Baker 4180 Orchard Hill Drive, Edmond OK 73025	4,340,000 Common/Direct	24.12%
Directors and Executive Officers as a Group	14,000,000 Common	77.82%

_________________

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 10, 2019. As of October 10, 2019 there were 17,990,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws by which the operation may at a subsequent date result in a change of control of our company. There are no provisions in our Articles or Bylaws by which the operation would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

Kratos Healthcare Inc., a company controlled by our officers and directors, provides us cash advances as needed to fund our working capital requirements. At founding (May 20, 2014), Kratos informally agreed to make loans to us in amounts up to a total of $75,000 (“standby credit”) in order to fund our working capital requirements, as and when such funding is necessary and required. On July 15, 2014, our company agreed to pay to Kratos interest of 5% per annum from July 1, 2014, on the unpaid balance of such advances. Principal and interest were due on December 15, 2015. Our company and Kratos agreed to extend the due date of all loans made under the standby credit to December 31, 2018. On April 15, 2019, Kratos and our company agreed to a further extension to December 31, 2019 and an increase to $100,000. The notes bear interest at the rate of 5% per annum for the duration of the loans, which may be further extended by mutual consent of the parties.

As of July 31, 2019, we are indebted to Kratos for a balance of $80,101 and accrued interest of $6,238. During the year ended July 31, 2019, we had not made any interest payment to Kratos and we borrowed an additional $27,000.

The office space used by our company is provided by our CEO, Curtis Summers, at no cost to us.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2019 and for fiscal year ended July 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended July 31, 2019	Year Ended July 31, 2018

Audit Fees	$15,500	$14,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$15,500	$14,500

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PANAMERA HEALTHCARE CORPORATION

Dated October 29, 2019	By:	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated October 29, 2019	By:	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2019	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 29, 2019	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

