Form 10-Q
period 2019-10-31
PANAMERA HEALTHCARE Corp
filed 2019-12-16
CIK 1620749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [x] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[x]	Smaller reporting company	[x]
		Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [x] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,990,000 shares of common stock issued and outstanding as of December 13, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION
Balance Sheets
(Unaudited)

	October 31,	July 31,
	2019	2019
ASSETS
Current Assets
Cash and cash equivalents	$387	$671
Total Current Assets	387	671

TOTAL ASSETS	$387	$671

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,250	$4,303
Accrued interest - related party	7,335	6,238
Due to related party	92,401	80,101
Total Current Liabilities	102,986	90,642

TOTAL LIABILITIES	102,986	90,642

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value
no shares issued and outstanding	—	—
Common stock: 150,000,000 authorized; $0.0001 par value
17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(250,148)	(237,520)
Total Stockholders’ Deficit	(102,599)	(89,971)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$387	$671

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	October 31,
	2019	2018
Operating Expenses
Professional fees	$11,250	$11,103
General and administration expenses	281	208
Total operating expenses	11,531	11,311

Net loss from operations	(11,531)	(11,311)

Other expense
Interest expense	(1,097)	(744)
Total other expense	(1,097)	(744)

Net loss before taxes	(12,628)	(12,055)

Income tax benefit	—	—

Net loss	$(12,628)	$(12,055)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Changes in Stockholders’ Deficit
(Unaudited)

For the Three Months Ended October 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2019	17,990,000	$1,799	$145,750	$(237,520)	$(89,971)

Net loss	—	—	—	(12,628)	(12,628)
Balance, October 31, 2019	17,990,000	1,799	145,750	(250,148)	(102,599)

For the Three Months Ended October 31, 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2018	17,990,000	$1,799	$145,750	$(207,203)	$(59,654)

Net loss	—	—	—	(12,055)	(12,055)
Balance, October 31, 2018	17,990,000	1,799	145,750	(219,258)	(71,709)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the
	Three Months Ended
	October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,628)	$(12,055)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,053)	(4,896)
Accrued interest - related party	1,097	744
Net Cash Used In Operating Activities	(12,584)	(16,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	12,300	13,500
Net Cash Provided by Financing Activities	12,300	13,500

Net change in cash and cash equivalents	(284)	(2,707)
Cash and cash equivalents, beginning of period	671	4,180
Cash and cash equivalents, end of period	$387	$1,473

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Notes to the Unaudited Interim Financial Statements
October 31, 2019

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2019, as filed with the SEC on October 29, 2019.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2019, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2020.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015. On April 15, 2019, the line of credit increased to $100,000 and was extended to December 31, 2019, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the three months ended October 31, 2019, the Company borrowed $12,300 and repayments under the line of credit to the Company were made in the amount of $0. As of October 31, 2019, the Company was obligated, for this interest-bearing loan with a balance of $92,401 and accrued interest of $7,335. The Company plans to pay the loan and interest back as cash flows become available. The remaining balance available under the line of credit is $7,599 as of October 31, 2019. For the three months ended October 31, 2019 and 2018, the Company paid $0 and $0, respectively, in interest on this note payable.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended October 31, 2019, which are included herein.

Our operating results for the three months ended October 31, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows

	Three Months Ended
	October 31,
	2019	2018	Changes ($)
Operating expenses	$11,531	$11,311	$220
Interest expense	$1,097	$744	$353
Net loss	$12,628	$12,055	$573

During the three months ended October 31, 2019 and 2018, no revenues were recorded.

We had a net loss of $12,628 for the three months ended October 31, 2019, and $12,055 for the three months ended October 31, 2018. The increase in net loss of $573, was due to an increase in operating expenses of $220 and an increase in interest expenses of $353.

Operating expenses for the three months ended October 31, 2019 and 2018 were $11,531 and $11,311, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the three months ended October 31, 2019 and 2018, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	October 31, 2019	July 31, 2019
Cash	$387	$671

Current Assets	$387	$671
Current Liabilities	$102,986	$90,642
Working Capital (Deficiency)	$(102,599)	$(89,971)

As at October 31, 2019, our current assets were $387, and our current liabilities were $102,986 which resulted in working capital deficiency of $102,599. As of October 31, 2019, current assets were comprised of $387 in cash, compared to $671 in cash as of July 31, 2019. As of October 31, 2019, current liabilities were comprised of $102,986 in accounts payable and accrued liabilities of $3,250 and $99,736 in due to related parties and accrued interest, compared to $4,303 in accounts payable and accrued liabilities and $86,339 due to related party and accrued interest as of July 31, 2019.

As of October 31, 2019, our working capital deficiency increased by $12,628 from $89,971 on July 31, 2019, to $102,599 on October 31, 2019, primarily due to an increase in current liabilities of $12,344 and a decrease in current assets of $284.

Cash Flow Data:

	Three Months Ended
	October 31,
	2019	2018	Changes ($)
Cash Flows used in Operating Activities	$(12,584)	$(16,207)	$3,623
Cash Flows provided by Financing Activities	$12,300	$13,500	$(1,200)
Net Change in Cash During Period	$(284)	$(2,707)	$2,423

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2019, net cash flows used in operating activities was $12,584, consisting of a net loss of $12,628, increased by a decrease in accounts payable and accrued liabilities of $1,053, and reduced by an increase in accrued interest due to related parties of $1,097. For the three months ended October 31, 2018, net cash flows used in operating activities was $16,207, consisting of a net loss of $12,055, increased by a decrease in accounts payable and accrued liabilities of $4,896 and reduced by an increase in accrued interest due to related parties of $744.

Cash Flows used in Investing Activities

During the three months ended October 31, 2019 and 2018, we had no cash used in investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the three months ended October 31, 2019, and 2018, we received $12,300 and $13,500 from advances from related party loans, respectively.

Going Concern

As of October 31, 2019, our company had a net loss of $12,628 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2020. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: December 16, 2019	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 16, 2019	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

