Form 10-Q
period 2020-01-31
PANAMERA HEALTHCARE Corp
filed 2020-03-23
CIK 1620749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

17,990,000 shares of common stock issued and outstanding as of March 16, 2020

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION
Balance Sheets
(Unaudited)

	January 31,	July 31,
	2020	2019
Assets
Current Assets
Cash	$4,155	$671
Total Current Assets	4,155	671

Total Assets	$4,155	$671

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$5,653	$4,303
Accrued interest - related party	8,532	6,238
Due to related party	98,401	80,101
Total Current Liabilities	112,586	90,642

Total Liabilities	112,586	90,642

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding
Common stock: 150,000,000 authorized; $0.0001 par value, 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(255,980)	(237,520)
Total Stockholders’ Deficit	(108,431)	(89,971)
Total Liabilities and Stockholders' Deficit	$4,155	$671

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Operating Expenses
Professional fees	$4,403	$5,498	$15,653	$16,601
General and administration expenses	232	230	513	438
Total operating expenses	4,635	5,728	16,166	17,039

Net loss from operations	(4,635)	(5,728)	(16,166)	(17,039)

Other Expense
Interest expense	(1,197)	(840)	(2,294)	(1,584)
Total other expense	(1,197)	(840)	(2,294)	(1,584)

Net loss before taxes	(5,832)	(6,568)	(18,460)	(18,623)

Income tax benefit	—	—	—	—

Net loss	$(5,832)	$(6,568)	$(18,460)	$(18,623)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Changes in Stockholders’ Deficit
(Unaudited)

For the Six Months Ended January 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2019	17,990,000	$1,799	$145,750	$(237,520)	$(89,971)

Net loss for the period	—	—	—	(12,628)	(12,628)
Balance - October 31, 2019	17,990,000	1,799	145,750	(250,148)	(102,599)

Net loss for the period	—	—	—	(5,832)	(5,832)
Balance - January 31, 2020	17,990,000	$1,799	$145,750	$(255,980)	$(108,431)

For the Six Months Ended January 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2018	17,990,000	$1,799	$145,750	$(207,203)	$(59,654)

Net loss for the period	—	—	—	(12,055)	(12,055)
Balance - October 31, 2018	17,990,000	1,799	145,750	(219,258)	(71,709)

Net loss for the period	—	—	—	(6,568)	(6,568)
Balance - January 31, 2019	17,990,000	$1,799	$145,750	$(225,826)	$(78,277)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the
	Six Months Ended
	January 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(18,460)	$(18,623)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,350	602
Accrued interest - related party	2,294	1,583
Net Cash Used In Operating Activities	(14,816)	(16,438)

Cash Flows From Financing Activities:
Proceeds from related party loans	18,300	13,500
Net Cash Provided by Financing Activities	18,300	13,500

Net change in cash	3,484	(2,938)
Cash, beginning of period	671	4,180
Cash, end of period	$4,155	$1,242

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION
Notes to the Unaudited Interim Financial Statements
January 31, 2020

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2020, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2020.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit. Any unpaid balance was due December 31, 2015. On December 31, 2019, the line of credit increased to $150,000 and was extended to December 31, 2021, at an annual interest rate of 5% and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the six months ended January 31, 2020, the Company borrowed $18,300 and repayments under the line of credit to the Company were made in the amount of $0. As of January 31, 2020, the Company was obligated, for this interest-bearing loan with a balance of $98,401 and accrued interest of $8,532. The remaining balance available under the line of credit is $51,599 as of January 31, 2020. For the six months ended January 31, 2020 and 2019, the Company paid $0 in interest on this note payable.

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Panamera Healthcare Corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on May 20, 2014. We intend to offer management and consulting services to healthcare organizations. We intend to focus on ambulatory surgical centers (ASCs) that currently have an incentive to be acquired by hospitals in order to increase compensation levels. We believe the short-term strategy of converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. The demographics of an aging population also mandate such changes to avoid economic disruption, healthcare rationing or unsustainable taxation.

We intend to offer management and consulting services to healthcare organizations. We intend to focus on ambulatory surgical centers (ASCs) that currently have an incentive to be acquired by hospitals in order to increase compensation levels. We believe the short-term strategy of converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers.

Our address is 4180 Orchard Hill Drive, Edmond, OK 73025. Our telephone number is (405) 413-5735. Our corporate website is www.panamerahealth.com.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this report. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended January 31, 2020, which are included herein.

Our operating results for the three and six months ended January 31, 2020 and 2019 and the changes between those periods for the respective items are summarized as follows

Results of Operations for the three months ended January 31, 2020 and 2019

	Three Months Ended
	January 31,
	2020	2019	Changes ($)
Operating expenses	$4,635	$5,728	$(1,093)
Interest expense	$1,197	$840	$357
Net loss	$5,832	$6,568	$(736)

During the three months ended January 31, 2020 and 2019, no revenues were recorded.

We had a net loss of $5,832 for the three months ended January 31, 2020, and $6,568 for the three months ended January 31, 2019. The decrease in net loss of $736, was due to a decrease in operating expenses of $1,093 and an increase in interest expenses of $357.

Operating expenses for the three months ended January 31, 2020 and 2019 were $4,635 and $5,728, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the three months ended January 31, 2020 and 2019, represent interest expense to a related party on funds advanced to the Company.

Results of Operations for the six months ended January 31, 2020 and 2019

	Six Months Ended
	January 31,
	2020	2019	Changes ($)
Operating expenses	$16,166	$17,039	$(873)
Interest expense	$2,294	$1,584	$710
Net loss	$18,460	$18,623	$(163)

During the six months ended January 31, 2020 and 2019, no revenues were recorded.

We had a net loss of $18,460 for the six months ended January 31, 2020, and $18,623 for the six months ended January 31, 2019. The decrease in net loss of $163, was due to a decrease in operating expenses of $873 and an increase in interest expenses of $710.

Operating expenses for the six months ended January 31, 2020 and 2019 were $16,166 and $17,039, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the six months ended January 31, 2020 and 2019, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	January 31, 2020	July 31, 2019
Cash	$4,155	$671
Working capital deficiency	$(108,431)	$(89,971)
Total assets	$4,155	$671
Total liabilities	$112,586	$90,642
Total stockholders' deficit	$(108,431)	$(89,971)

As of January 31, 2020, our current assets were $4,155, and our current liabilities were $112,586 which resulted in working capital deficiency of $108,431. As of January 31, 2020, current assets were comprised of $4,155 in cash, compared to $671 in cash as of July 31, 2019. As of January 31, 2020, current liabilities were comprised of $5,653 in accounts payable and accrued liabilities and $106,933 in due to related party and accrued interest, compared to $4,303 in accounts payable and accrued liabilities and $86,339 due to related party and accrued interest as of July 31, 2019.

As of January 31, 2020, our working capital deficiency increased by $18,460 from $89,971 on July 31, 2019, to $108,431 on January 31, 2020, primarily due to an increase in current liabilities of $21,944 and offset by an increase in current assets of $3,484.

Cash Flow Data:

	Six Months Ended
	January 31,
	2020	2019	Changes ($)
Cash Flows used in Operating Activities	$(14,816)	$(16,438)	$1,622
Cash Flows used in Investing Activities	$—	$—	$—
Cash Flows provided by Financing Activities	$18,300	$13,500	$4,800
Net Change in Cash	$3,484	$(2,938)	$6,422

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2020, net cash flows used in operating activities was $14,816, consisting of a net loss of $18,460, reduced by an increase in operating liabilities of $3,644. For the six months ended January 31, 2019, net cash flows used in operating activities was $16,438, consisting of a net loss of $18,623, reduced by an increase in operating liabilities of $2,185.

Cash Flows from Financing Activities

We financed our operations from related party loans. For the six months ended January 31, 2020, and 2019, we received $18,300 and $13,500 advances from related party loans, respectively.

Going Concern

As of January 31, 2020, our company had a net loss of $18,460 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2020. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: March 23, 2020	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 23, 2020	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

