Form 10-Q
period 2020-04-30
PANAMERA HEALTHCARE Corp
filed 2020-06-15
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

17,990,000 shares of common stock issued and outstanding as of June 15, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2020	2019
Assets
Current Assets
Cash	$3,174	$671
Total Current Assets	3,174	671

Total Assets	$3,174	$671

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$6,910	$4,303
Accrued interest - related party	9,749	6,238
Due to related party	101,401	80,101
Total Current Liabilities	118,060	90,642

Total Liabilities	118,060	90,642

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value, 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(262,435)	(237,520)
Total Stockholders' Deficit	(114,886)	(89,971)
Total Liabilities and Stockholders' Deficit	$3,174	$671

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Operating expenses
Professional fees	$4,307	$4,307	$19,960	$20,908
General and administration expenses	931	232	1,444	670
Total operating expenses	5,238	4,539	21,404	21,578

Net loss from operations	(5,238)	(4,539)	(21,404)	(21,578)

Other Expense
Interest expense	(1,217)	(911)	(3,511)	(2,495)
Total other expense	(1,217)	(911)	(3,511)	(2,495)

Net loss before taxes	(6,455)	(5,450)	(24,915)	(24,073)

Income tax benefit	-	-	-	-

Net loss	$(6,455)	$(5,450)	$(24,915)	$(24,073)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended April 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - July 31, 2019	17,990,000	$1,799	$145,750	$(237,520)	$(89,971)
Net loss for the period	-	-	-	(12,628)	(12,628)
Balance - October 31, 2019	17,990,000	1,799	145,750	(250,148)	(102,599)
Net loss for the period	-	-	-	(5,832)	(5,832)
Balance - January 31, 2020	17,990,000	1,799	145,750	(255,980)	(108,431)
Net loss for the period	-	-	-	(6,455)	(6,455)
Balance - April 30, 2020	17,990,000	$1,799	$145,750	$(262,435)	$(114,886)

For the Nine Months Ended April 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - July 31, 2018	17,990,000	$1,799	$145,750	$(207,203)	$(59,654)
Net loss for the period	-	-	-	(12,055)	(12,055)
Balance - October 31, 2018	17,990,000	1,799	145,750	(219,258)	(71,709)
Net loss for the period	-	-	-	(6,568)	(6,568)
Balance - January 31, 2019	17,990,000	1,799	145,750	(225,826)	(78,277)
Net loss for the period	-	-	-	(5,450)	(5,450)
Balance - April 30, 2019	17,990,000	$1,799	$145,750	$(231,276)	$(83,727)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(24,915)	$(24,073)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,607	(7,999)
Accrued interest - related party	3,511	2,494
Net Cash Used in Operating Activities	(18,797)	(29,578)

Cash Flows from Financing Activities:
Proceeds from related party loans	21,300	27,000
Net Cash Provided by Financing Activities	21,300	27,000

Net change in cash	2,503	(2,578)
Cash, beginning of period	671	4,180
Cash, end of period	$3,174	$1,602

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

April 30, 2020

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

Use of Estimates

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at April 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2020, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2020.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit at an annual interest rate of 5%. On December 31, 2019, the line of credit increased to $150,000 and was extended to December 31, 2021, and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the nine months ended April 30, 2020, the Company borrowed $21,300 and repayments under the line of credit to the Company were made in the amount of $0. As of April 30, 2020, the Company was obligated, for this interest-bearing loan with a balance of $101,401 and accrued interest of $9,749. The remaining balance available under the line of credit is $48,599 as of April 30, 2020. For the nine months ended April 30, 2020 and 2019, the Company recorded interest expense of $3,511 and $2,494, respectively, and paid $0 in interest on this note payable.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended April 30, 2020, which are included herein.

Our operating results for the three and nine months ended April 30, 2020 and 2019 and the changes between those periods for the respective items are summarized as follows

Results of Operations for the three months ended April 30, 2020 and 2019

	Three Months Ended
	April 30,
	2020	2019	Changes ($)
Operating expenses	$5,238	$4,539	$699
Interest expense	$1,217	$911	$306
Net loss	$6,455	$5,450	$1,005

During the three months ended April 30, 2020 and 2019, no revenues were recorded.

We had a net loss of $6,455 for the three months ended April 30, 2020, and $5,450 for the three months ended April 30, 2019. The increase in net loss of $1,005, was due to an increase in operating expenses of $699 and interest expenses of $306.

Operating expenses for the three months ended April 30, 2020 and 2019 were $5,238 and $4,539, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the three months ended April 30, 2020 and 2019, represent interest expense to a related party on funds advanced to the Company.

Results of Operations for the nine months ended April 30, 2020 and 2019

	Nine Months Ended
	April 30,
	2020	2019	Changes ($)
Operating expenses	$21,404	$21,578	$(174)
Interest expense	$3,511	$2,495	$1,016
Net loss	$24,915	$24,073	$842

During the nine months ended April 30, 2020 and 2019, no revenues were recorded.

We had a net loss of $24,915 for the nine months ended April 30, 2020, and $24,073 for the nine months ended April 30, 2019. The increase in net loss of $842, was due to a decrease in operating expenses of $174 and an increase in interest expenses of $1,016.

Operating expenses for the nine months ended April 30, 2020 and 2019 were $21,404 and $21,578, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the nine months ended April 30, 2020 and 2019, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	April 30, 2020	July 31, 2019	Changes ($)
Cash	$3,174	$671	$2,503
Working capital deficiency	$(114,886)	$(89,971)	$(24,915)
Total assets	$3,174	$671	$2,503
Total liabilities	$118,060	$90,642	$27,418
Total stockholders' deficit	$(114,886)	$(89,971)	$(24,915)

As of April 30, 2020, our current assets were $3,174, and our current liabilities were $118,060 which resulted in working capital deficiency of $114,886. As of April 30, 2020, current assets were comprised of $3,174 in cash, compared to $671 in cash as of July 31, 2019. As of April 30, 2020, current liabilities were comprised of $6,910 in accounts payable and accrued liabilities and $111,150 in due to related party and accrued interest, compared to $4,303 in accounts payable and accrued liabilities and $86,339 due to related party and accrued interest as of July 31, 2019.

As of April 30, 2020, our working capital deficiency increased by $24,915 from $89,971 on July 31, 2019, to $114,886 on April 30, 2020, primarily due to an increase in current liabilities of $27,418 and offset by an increase in current assets of $2,503.

Cash Flow Data:

	Nine Months Ended
	April 30,
	2020	2019	Changes ($)
Cash Flows used in Operating Activities	$18,797	$29,578	$(10,781)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$21,300	$27,000	$(5,700)
Net Change in Cash During Period	$2,503	$(2,578)	$5,081

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2020, net cash flows used in operating activities was $18,797, consisting of a net loss of $24,915, reduced by an increase in operating liabilities of $6,118. For the nine months ended April 30, 2019, net cash flows used in operating activities was $29,578, consisting of a net loss of $24,073, increased by a decrease in operating liabilities of $5,505.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the nine months ended April 30, 2020, and 2019, we received $21,300 and $27,000 from advances from related party loans, respectively.

Going Concern

As of April 30, 2020, our company had a net loss of $24,915 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2020. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: June 15, 2020	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 15, 2020	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

