Form 10-K
period 2020-07-31
PANAMERA HEALTHCARE Corp
filed 2020-10-29
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2020, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no market of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

17,990,000 shares of common stock issued and outstanding as of October 28, 2020.

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

PART I

ITEM 1. BUSINESS

General Overview

Panamera Healthcare Corporation (“Panamera” or the “Company”) was incorporated under the laws of the State of Nevada on May 20, 2014. We intended to offer management and consulting services to healthcare organizations. We intended to focus on ambulatory surgical centers (ASCs) which have an incentive to be acquired by hospitals in order to increase compensation levels. We believed at the time that the short term strategy of converting to hospital based compensation is not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. The demographics of an aging population also mandate such changes, in healthcare delivery, to avoid economic disruption, healthcare rationing or unsustainable taxation.

Our Current Business

We are currently seeking new business opportunities with established operating business entities to merge with or to acquire. In certain instances, a target business may wish to become our subsidiary, or may wish to contribute assets to us rather than merge with us. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our Company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Markets, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and director will continue to manage the Company; however, any potential business combination candidate may require a change of management as a condition of the combination.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our Company may be scarce and or we may be unable to participate in an opportunity of our choosing. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on a company controlled by our officer to provide financial contributions and services to keep the Company operating. Further, we believe that our Company may have difficulties raising capital from other sources until we locate a prospective business combination candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, www.panamerahealth.com.

Employees

As of July 31, 2020, we have no employees. Other than our chief financial officer, who we have verbally agreed to pay for management services, our officers and directors are donating their time to the development of our company and are able to fulfil part-time requirements. We have no employees, and do not foresee hiring employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers’ time constraints.

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

On October 28, 2020, the shareholders’ list showed 34 registered shareholders with 17,990,000 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our Company consists of 150,000,000 shares of Common Stock, at $0.0001 par value, and 50,000,000 shares of Preferred Stock, at $0.0001 par value.

Dividend Policy

We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends on the shares of our Common Stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors (the “Board”).

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2020, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2020.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended July 31, 2020.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of July 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and/or consummate an acceptable merger or acquisition transaction.

Plan of Operations and Cash Requirements

We intended to offer management and consulting services to healthcare organizations. We intended to devote our marketing efforts toward identifying ambulatory surgical centers (ASC) that currently have an incentive to be acquired by hospitals in order to increase compensation levels. We intended to reorganize ASCs and consolidate several such centers into larger entities that can immediately take advantage of higher reimbursement rates permitted by the reorganization. At the same time, we expected to institute the necessary medical records and management systems to make the transition to value based compensation. Because we have not been successful in launching our business plan, we are seeking new opportunities or business arrangements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended July 31, 2020, which are included herein.

Our operating results for the years ended July 31, 2020 and 2019 and the changes between those periods for the respective items are summarized as follows

	Years Ended
	July 31,
	2020	2019	Changes ($)
Operating expenses	$26,318	$26,813	$(495)
Interest expense	$4,806	$3,504	$1,302
Net loss	$31,124	$30,317	$807

During the years ended July 31, 2020 and 2019, no operating revenues were recorded.

We had a net loss of $31,124 for the year ended July 31, 2020, and $30,317 for the year ended July 31, 2019. The increase in net loss of $807, was primarily due to a decrease in operating expenses of $495 and offset by an increase in interest expenses of $1,302.

Operating expenses for the years ended July 31, 2020 and 2019 were $26,318 and $26,813, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses. Professional fees for the year ended July 31, 2020, was $24,594 compared to $25,212 for the same period ended July 31, 2019. General and administration expenses increased by $123 from $1,601 for the year ended July 31, 2019, to $1,724 for the year ended July 31, 2020.

Interest expenses for the years ended July 31, 2020 and 2019, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	July 31, 2020	July 31, 2019
Cash	$2,232	$671
Current Assets	$2,232	$671
Current Liabilities	$123,327	$90,642
Working Capital (Deficiency)	$(121,095)	$(89,971)

As of July 31, 2020, our current assets were $2,232, and our current liabilities were $123,327 which resulted in working capital deficiency of $121,095. As of July 31, 2020, current assets were comprised of $2,232 in cash, compared to $671 in cash as of July 31, 2019. As of July 31, 2020, current liabilities were comprised of $6,482 in accounts payable and accrued liabilities and $116,845 in due to related party and accrued interest, compared to $4,303 in accounts payable and accrued liabilities and $86,339 due to related party and accrued interest as of July 31, 2019.

As of July 31, 2020, our working capital deficiency increased by $31,124 from $89,971 on July 31, 2019, to $121,095 on July 31, 2020, primarily due to an increase in current liabilities of $32,685 and offset by an increase in current assets of $1,561.

Cash Flow Data:

	Year Ended
	July 31,
	2020	2019	Changes ($)
Cash Flows used in Operating Activities	$(24,139)	$(30,509)	$6,370
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$25,700	$27,000	$(1,300)
Net Change in Cash During Period	$1,561	$(3,509)	$5,070

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2020, net cash flows used in operating activities was $24,139, consisting of a net loss of $31,124, reduced by an increase in accounts payable and accrued liabilities of $2,179, and accrued interest due to related party of $4,806. For the year ended July 31, 2019, net cash flows used in operating activities was $30,509, consisting of a net loss of $30,317, reduced by an increase in accrued interest due to related party of $3,504 and increased by a decrease in accounts payable and accrued liabilities of $3,696.

Cash Flows used in Investing Activities

During the years ended July 31, 2020 and 2019, we had no cash used in investing activities.

Cash Flows from Financing Activities

We have financed our operations from the loans from related party. For the years ended July 31, 2020, and 2019, we received $25,700 and $27,000 from financing activities, respectively.

Going Concern

As of July 31, 2020, our Company had a net loss of $31,124 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Audited Financial Statements” on page F-1 and included on pages F-2 through F-9.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our Company’s annual or interim financial statements will not be prevented or detected.

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2020. We have identified the following material weakness in internal control over financial reporting:

•

Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate the material weakness through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate the identified weakness. Our Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Curtis Summers	Chairman, President, Chief Executive Officer and Director	45	May 20, 2014
Douglas G. Baker	Chief Financial Officer, Secretary, Treasurer and Director	65	May 20, 2014

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

Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended July 31, 2020. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements, as well as the qualifications of each candidate, when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this Annual Report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2020 and 2019 and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Curtis Summers	2020	-	-	-	-	-	-	-	-
President, CEO and Director	2019	-	-	-	-	-	-	-	-

Douglas G. Baker CFO,	2020	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2019	-	-	-	-	-	-	-	-

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our Board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our Board.

Grants of Plan-Based Awards

During the fiscal year ended July 31, 2020 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2020 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2020.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 28, 2020, certain information with respect to the beneficial ownership of our Common and Preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our Common and Preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common and Preferred Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Curtis Summers 4180 Orchard Hill Drive, Edmond OK 73025	9,660,000 Common/Direct	53.70%

Douglas G. Baker 4180 Orchard Hill Drive, Edmond OK 73025	4,340,000 Common/Direct	24.12%

Directors and Executive Officers as a Group	14,000,000 Common	77.82%

_________________

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 28, 2020. As of October 28, 2020 there were 17,990,000 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

Kratos Healthcare Inc., a company controlled by our officers and directors, provides us cash advances as needed to fund our working capital requirements. At founding (May 20, 2014), Kratos informally agreed to make loans to us in amounts up to a total of $75,000 (the “standby credit”) in order to fund our working capital requirements, as and when such funding is necessary and required. On July 15, 2014, our Company agreed to pay to Kratos interest of 5% per annum from July 1, 2014, on the unpaid balance of such advances. Principal and interest were originally due on December 15, 2015. Our Company and Kratos agreed to extend the due date of all loans made under the standby credit to December 31, 2018. On April 15, 2019, Kratos and our Company agreed to a further extension to December 31, 2019 and an increase to $100,000. On December 31, 2019, Kratos and our Company agreed to a further extension to December 31, 2021 and an increase to $150,000. The loans accrue interest at the rate of 5% per annum for their duration, which may be further extended by mutual consent of the parties.

As of July 31, 2020, we are indebted to Kratos for a balance of $105,801 and accrued interest of $11,044. During the year ended July 31, 2020, we had not made any interest payment to Kratos and we borrowed an additional $25,700.

The office space used by our Company is provided by our CEO, Curtis Summers, at no cost to us.

We believe these arrangements are advantageous to us and are on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Director Independence

We currently act with two directors, consisting of Curtis Summers and Douglas G. Baker. We have determined that we do not have an independent director, as that term is used in Item 407 of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2020 and for fiscal year ended July 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended July 31, 2020	Year Ended July 31, 2019

Audit Fees	$15,500	$15,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$15,500	$15,500

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Audited Financial Statements” on page F-1 and included on pages F-2 through F-9.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PANAMERA HEALTHCARE CORPORATION

Dated: October 29, 2020	By:	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2020	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 29, 2020	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

PANAMERA HEALTHCARE CORPORATION

Index to Audited Financial Statements

July 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Panamera Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Panamera Healthcare Corporation (“the Company”) as of July 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

October 29, 2020

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

	July 31,	July 31,
	2020	2019
Assets
Current Assets
Cash	$2,232	$671
Total Current Assets	2,232	671

Total Assets	$2,232	$671

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$6,482	$4,303
Accrued interest - related party	11,044	6,238
Due to related party	105,801	80,101
Total Current Liabilities	123,327	90,642

Total Liabilities	123,327	90,642

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value, 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(268,644)	(237,520)
Total Stockholders' Deficit	(121,095)	(89,971)
Total Liabilities and Stockholders' Deficit	$2,232	$671

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

	For the
	Years Ended
	July 31,
	2020	2019
Operating expenses
Professional fees	$24,594	$25,212
General and administration expenses	1,724	1,601
Total operating expenses	26,318	26,813

Net loss from operations	(26,318)	(26,813)

Other expense
Interest expense	(4,806)	(3,504)
Total other expense	(4,806)	(3,504)

Net loss before taxes	(31,124)	(30,317)

Income tax benefit	-	-

Net loss	$(31,124)	$(30,317)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Change in Stockholders’ Deficit

For the Years Ended July 31, 2020 and 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2018	17,990,000	$1,799	$145,750	$(207,203)	$(59,654)

Net loss	-	-	-	(30,317)	(30,317)
Balance, July 31, 2019	17,990,000	1,799	145,750	(237,520)	(89,971)

Net loss	-	-	-	(31,124)	(31,124)
Balance, July 31, 2020	17,990,000	$1,799	$145,750	$(268,644)	$(121,095)

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(31,124)	$(30,317)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,179	(3,696)
Accrued interest - related party	4,806	3,504
Net Cash Used in Operating Activities	(24,139)	(30,509)

Cash Flows from Financing Activities:
Proceeds from related party loans	25,700	27,000
Net Cash Provided by Financing Activities	25,700	27,000

Net change in cash	1,561	(3,509)
Cash, beginning of period	671	4,180
Cash, end of period	$2,232	$671

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Audited Financial Statements

July 31, 2020 and 2019

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2020, the Company has suffered recurring losses from operations, has an accumulated deficit of $268,644 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2021.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at July 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and/or consummate an acceptable merger or acquisition transaction.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2020 and 2019. The carrying values of our financial instruments, including, cash, accounts payable and accrued liabilities and loans payable from related party approximate their fair values due to the short-term maturities of these financial instruments.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

On August 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (as amended by ASU 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01, collectively ASC Topic 842), using the modified retrospective method. The adoption of ASU 2016-02 had no impact on the Company’s previously reported financial statements in any prior year or current year. As a result, there was no cumulative-effect adjustment to accumulated deficit as of August 1, 2019.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit at an annual interest rate of 5%. On December 31, 2019, the line of credit increased up to $150,000 and was extended to December 31, 2021, and maybe prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the years ended July 31, 2020 and 2019, the Company borrowed $25,700 and $27,000 from a corporation controlled by an officer and director. As of July 31, 2020, and 2019, the Company was obligated, for this interest-bearing loan with a balance of $105,801 and $80,101, and accrued interest of $11,044 and $6,238, respectively. For the years ended July 31, 2020 and 2019, the Company did not pay interest under the line of credit to the Company and recorded interest expenses of $4,806 and $3,504, respectively. The remaining balance available under the line of credit is $44,199 as of July 31, 2020.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also the CEO and President, of the Company to use at no charge.

NOTE 4 - PROVISION FOR INCOME TAXES

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of July 31, 2020 and July 31, 2019 are as follows:

	July 31, 2020	July 31, 2019
Net operating carryforward	$(268,644)	$(237,520)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	56,415	49,879
Valuation allowance	(56,415)	(49,879)
Deferred income tax assets	$-	$-

As of July 31, 2020, the Company had $268,644 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2035 and 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2020 are subject to review by the tax authorities.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to July 31, 2020, the Company borrowed $7,500 from a corporation controlled by the CEO and CFO of the Company.

