Form 10-Q
period 2020-10-31
PANAMERA HEALTHCARE Corp
filed 2020-12-15
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

17,990,000 shares of common stock issued and outstanding as of December 15, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	October 31,	July 31,
	2020	2020
Assets
Current Assets
Cash	$141	$2,232
Total Current Assets	141	2,232

Total Assets	$141	$2,232

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$7,627	$6,482
Accrued interest - related party	12,440	11,044
Due to related party	113,301	105,801
Total Current Liabilities	133,368	123,327

Total Liabilities	133,368	123,327

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value, 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(280,776)	(268,644)
Total Stockholders’ Deficit	(133,227)	(121,095)
Total Liabilities and Stockholders’ Deficit	$141	$2,232

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2020	2019

Operating expenses
Professional fees	$10,503	$11,250
General and administration expenses	233	281
Total operating expenses	10,736	11,531

Net loss from operations	(10,736)	(11,531)

Other Expense
Interest expense	(1,396)	(1,097)
Total other expense	(1,396)	(1,097)

Net loss before taxes	(12,132)	(12,628)

Income tax benefit	-	-

Net loss	$(12,132)	$(12,628)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements

PANAMERA HEALTHCARE CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended October 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2020	17,990,000	$1,799	$145,750	$(268,644)	$(121,095)
Net loss for the period	-	-	-	(12,132)	(12,132)
Balance - October 31, 2020	17,990,000	$1,799	$145,750	$(280,776)	$(133,227)

For the Three Months Ended October 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2019	17,990,000	$1,799	$145,750	$(237,520)	$(89,971)
Net loss for the period	-	-	-	(12,628)	(12,628)
Balance - October 31, 2019	17,990,000	$1,799	$145,750	$(250,148)	$(102,599)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(12,132)	$(12,628)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,145	(1,053)
Accrued interest - related party	1,396	1,097
Net Cash Used in Operating Activities	(9,591)	(12,584)

Cash Flows from Financing Activities:
Proceeds from related party loans	7,500	12,300
Net Cash Provided by Financing Activities	7,500	12,300

Net change in cash	(2,091)	(284)
Cash, beginning of period	2,232	671
Cash, end of period	$141	$387

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

 PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

October 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2020, as filed with the SEC on October 29, 2020.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at October 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2020, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2021.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit at an annual interest rate of 5%. On December 31, 2019, the line of credit increased to $150,000 and was extended to December 31, 2021 and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the three months ended October 31, 2020, the Company borrowed $7,500 and repayments under the line of credit to the Company were made in the amount of $0. As of October 31, 2020, the Company was obligated, for this interest-bearing loan with a balance of $113,301 and accrued interest of $12,440. The remaining balance available under the line of credit is $36,699 as of October 31, 2020. For the three months ended October 31, 2020 and 2019, the Company recorded interest expense of $1,396 and $1,097, respectively, and paid $0 in interest on this note payable.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also the CEO and President, of the Company to use at no charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General Overview

We were incorporated under the laws of the State of Nevada on May 20, 2014. We originally intended to offer management and consulting services to healthcare organizations. We intended to focus on ambulatory surgical centers (ASCs) with an incentive to be acquired by hospitals in order to increase compensation levels. At the time, we believed the short-term strategy of converting to hospital-based compensation was not sustainable because fundamental changes in the way healthcare is being provided are being undertaken by both government and private insurance carriers. We also believed the demographics of an aging population also mandated such changes to avoid economic disruption, healthcare rationing or unsustainable taxation.

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of October 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

Plan of Operations and Cash Requirements

We are no longer attempting to implement our original business plan. We now intend to look for other business opportunities to implement and/or operating companies with which to engage in a business combination. We do not intend, at this time, to restrict our focus to opportunities or business combinations in any specific industry. Instead our focus will be on achieving long-term growth potential.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. While the Company has limited assets and no operating revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities and/or combinations in that it may seek in any type of business, industry or geographical location. In its efforts, the Company will consider the following kinds of factors:

(a) potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) competitive position as compared to other operations of similar size and experience within the industry segment as well as within the industry as a whole;

(c) strength and diversity of management, either in place or scheduled for recruitment;

(d) capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) the extent to which the business opportunity can be advanced; and

(g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, not one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing the implementation of any opportunities and/or business combinations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended October 31, 2020, which are included herein.

Our operating results for the three months ended October 31, 2020 and 2019 and the changes between those periods for the respective items are summarized as follows

Results of Operations for the three months ended October 31, 2020 and 2019

	Three Months Ended
	October 31,
	2020	2019	Changes ($)
Operating expenses	$10,736	$11,531	$(795)
Interest expense	$1,396	$1,097	$299
Net loss	$12,132	$12,628	$(496)

During the three months ended October 31, 2020 and 2019, no revenues were recorded.

We had a net loss of $12,132 for the three months ended October 31, 2020, and $12,628 for the three months ended October 31, 2019. The decrease in net loss of $496, was due to a decrease in operating expenses of $795 and offset by an increase in interest expenses of $299.

Operating expenses for the three months ended October 31, 2020 and 2019 were $10,736 and $11,531, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the three months ended October 31, 2020 and 2019, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	October 31, 2020	July 31, 2020	Changes ($)
Cash	$141	$2,232	$(2,091)
Working capital deficiency	$133,227	$121,095	$12,132
Total assets	$141	$2,232	$(2,091)
Total liabilities	$133,368	$123,327	$10,041
Total stockholders’ deficit	$133,227	$121,095	$12,132

As of October 31, 2020, our current assets were $141, and our current liabilities were $133,368 which resulted in working capital deficiency of $133,227. As of October 31, 2020, current assets were comprised of $141 in cash, compared to $2,232 in cash as of July 31, 2020. As of October 31, 2020, current liabilities were comprised of $7,627 in accounts payable and accrued liabilities and $125,741 in due to related party and accrued interest, compared to $6,482 in accounts payable and accrued liabilities and $116,845 due to related party and accrued interest as of July 31, 2020.

As of October 31, 2020, our working capital deficiency increased by $12,132 from $121,095 on July 31, 2020, to $133,227 on October 31, 2020, primarily due to an increase in current liabilities of $10,041 and a decrease in current assets of $2,091.

Cash Flow Data:

	Three Months Ended
	October 31,
	2020	2019	Changes ($)
Cash Flows used in Operating Activities	$(9,591)	$(12,584)	$(2,993)
Cash Flows provided by Financing Activities	$7,500	$12,300	$(4,800)
Net Change in Cash During Period	$(2,091)	$(284)	$(1,807)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2020, net cash flows used in operating activities was $9,591, consisting of a net loss of $12,132, reduced by an increase in accounts payable and accrued liabilities of $1,145 and an increase in accrued interest -related party of $1,396. For the three months ended October 31, 2019, net cash flows used in operating activities was $12,584, consisting of a net loss of $12,628, decreased by an increase in accrued interest -related party of $1,097 and increased by a decrease in accounts payable and accrued liabilities of $1,053.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the three months ended October 31, 2020, and 2019, we received $7,500 and $12,300 from advances from related party loans, respectively.

Going Concern

As of October 31, 2020, our Company had a net loss of $12,132 and has earned no revenues. Until we can identify and implement a new business opportunity and/or business combination our Company intends to fund operations through equity and/or debt financing arrangements, which may be unavailable or insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending July 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, development of a new business plan to implement and/or entering into a business combination with an operating company. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: December 15, 2020	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 15, 2020	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

