Form 10-Q
period 2021-01-31
PANAMERA HEALTHCARE Corp
filed 2021-03-16
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

17,990,000 shares of common stock issued and outstanding as of March 12, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	January 31,	July 31,
	2021	2020
Assets
Current Assets
Cash	$148	$2,232
Total Current Assets	148	2,232

Total Assets	$148	$2,232

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$9,368	$6,482
Accrued interest - related party	13,897	11,044
Due to related party	116,251	105,801
Total Current Liabilities	139,516	123,327

Total Liabilities	139,516	123,327

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value, 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(286,917)	(268,644)
Total Stockholders' Deficit	(139,368)	(121,095)
Total Liabilities and Stockholders' Deficit	$148	$2,232

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Operating expenses
Professional fees	$4,332	$4,403	$14,835	$15,653
General and administration expenses	352	232	585	513
Total operating expenses	4,684	4,635	15,420	16,166

Net loss from operations	(4,684)	(4,635)	(15,420)	(16,166)

Other Expense
Interest expense	(1,457)	(1,197)	(2,853)	(2,294)
Total other expense	(1,457)	(1,197)	(2,853)	(2,294)

Net loss before taxes	(6,141)	(5,832)	(18,273)	(18,460)

Income tax benefit	-	-	-	-

Net loss	$(6,141)	$(5,832)	$(18,273)	$(18,460)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements

PANAMERA HEALTHCARE CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended January 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2020	17,990,000	$1,799	$145,750	$(268,644)	$(121,095)

Net loss for the period	-	-	-	(12,132)	(12,132)
Balance - October 31, 2020	17,990,000	1,799	145,750	(280,776)	(133,227)

Net loss for the period	-	-	-	(6,141)	(6,141)
Balance - January 31, 2021	17,990,000	$1,799	$145,750	$(286,917)	$(139,368)

For the Six Months Ended January 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2019	17,990,000	$1,799	$145,750	$(237,520)	$(89,971)

Net loss for the period	-	-	-	(12,628)	(12,628)
Balance - October 31, 2019	17,990,000	1,799	145,750	(250,148)	(102,599)

Net loss for the period	-	-	-	(5,832)	(5,832)
Balance - January 31, 2020	17,990,000	$1,799	$145,750	$(255,980)	$(108,431)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(18,273)	$(18,460)
Changes in operating assets and liabilities:
Accounts payable	2,886	1,350
Accrued interest - related party	2,853	2,294
Net Cash Used in Operating Activities	(12,534)	(14,816)

Cash Flows from Financing Activities:
Proceeds from related party loans	10,450	18,300
Net Cash Provided by Financing Activities	10,450	18,300

Net change in cash	(2,084)	3,484
Cash, beginning of period	2,232	671
Cash, end of period	$148	$4,155

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

January 31, 2021

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2021, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2021.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings and/or engaging in a business combination.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 in the form of an unsecured line of credit evidenced by a promissory note bearing interest at an annual rate of 5%. On December 31, 2019, the line of credit increased to $150,000 and was extended to December 31, 2021 and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the six months ended January 31, 2021, the Company borrowed $10,450 and repayments under the line of credit to the Company were made in the amount of $0. As of January 31, 2021, the Company was obligated, for this interest-bearing loan with a balance of $116,251 and accrued interest of $13,897. The remaining balance available under the line of credit is $33,749 as of January 31, 2021. For the six months ended January 31, 2021 and 2020, the Company recorded interest expense of $2,853 and $2,294, respectively, and paid $0 in interest on this note payable.

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

General Overview

We were incorporated under the laws of the State of Nevada on May 20, 2014. We originally intended to offer management and consulting services to healthcare organizations. We intended to focus on ambulatory surgical centers (ASCs) with an incentive to be acquired by hospitals in order to increase compensation levels. At the time, we believed the short-term strategy of converting to hospital-based compensation was not sustainable because fundamental changes in the provision of healthcare are being undertaken by both governmental and private insurance carriers. We also believed the demographics of an aging population also mandated such changes to avoid economic disruption, healthcare rationing and/or unsustainable taxation.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of January 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. While the Company has limited assets and no operating revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities and/or combinations in in any type of business, industry or geographical location. In its efforts, the Company will consider the following kinds of factors:

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six months ended January 31, 2021, which are included herein.

Our operating results for the three and six months ended January 31, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows

Results of Operations for the three months ended January 31, 2021 and 2020

	Three Months Ended
	January 31,
	2021	2020	Changes ($)
Operating expenses	$4,684	$4,635	$49
Interest expense	$1,457	$1,197	$260
Net loss	$6,141	$5,832	$309

During the three months ended January 31, 2021 and 2020, no revenues were recorded.

We had a net loss of $6,141 for the three months ended January 31, 2021, and $5,832 for the three months ended January 31, 2020. The increase in net loss of $309, was due to an increase in operating expenses of $49 and interest expenses of $260.

Operating expenses for the three months ended January 31, 2021 and 2020 were $4,684 and $4,635, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the three months ended January 31, 2021 and 2020, represent interest expense to a related party on funds advanced to the Company.

Results of Operations for the six months ended January 31, 2021 and 2020

	Six Months Ended
	January 31,
	2021	2020	Changes ($)
Operating expenses	$15,420	$16,166	$(746)
Interest expense	$2,853	$2,294	$559
Net loss	$18,273	$18,460	$(187)

During the six months ended January 31, 2021 and 2020, no revenues were recorded.

We had a net loss of $18,273 for the six months ended January 31, 2021, and $18,460 for the six months ended January 31, 2020. The decrease in net loss of $187, was due to a decrease in operating expenses of $746 and offset with an increase in interest expenses of $559.

Operating expenses for the six months ended January 31, 2021 and 2020 were $15,420 and $16,166, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the six months ended January 31, 2021 and 2020, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	January 31, 2021	July 31, 2020	Changes ($)
Cash	$148	$2,232	$(2,084)
Working capital deficiency	$(139,368)	$(121,095)	$(18,273)
Total assets	$148	$2,232	$(2,084)
Total liabilities	$139,516	$123,327	$16,189
Total stockholders' deficit	$(139,368)	$(121,095)	$(18,273)

As of January 31, 2021, our current assets were $148, and our current liabilities were $139,516 which resulted in working capital deficiency of $139,368. As of January 31, 2021, current assets were comprised of $148 in cash, compared to $2,232 in cash as of July 31, 2020. As of January 31, 2021, current liabilities were comprised of $9,368 in accounts payable and $130,148 due to related party and accrued interest, compared to $6,482 in accounts payable and $116,845 due to related party and accrued interest as of July 31, 2020.

As of January 31, 2021, our working capital deficiency increased by $18,273 from $121,095 on July 31, 2020, to $139,368 on January 31, 2021, primarily due to an increase in current liabilities of $16,189 and offset by a decrease in current assets of $2,084.

Cash Flow Data:

	Six Months Ended
	January 31,
	2021	2020	Changes ($)
Cash Flows used in Operating Activities	$(12,534)	$(14,816)	$2,282
Cash Flows provided by Financing Activities	$10,450	$18,300	$(7,850)
Net Change in Cash During Period	$(2,084)	$3,484	$(5,568)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2021, net cash flows used in operating activities was $12,534, consisting of a net loss of $18,273, reduced by an increase in accounts payable of $2,886 and an increase in accrued interest-related party of $2,853. For the six months ended January 31, 2020, net cash flows used in operating activities was $14,816, consisting of a net loss of $18,460, decreased by an increase in accrued interest -related party of $2,294 and an increase in accounts payable of $1,350.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the six months ended January 31, 2021, and 2020, we received $10,450 and $18,300 from advances from related party loans, respectively.

Going Concern

As of January 31, 2021, our Company had a net loss of $18,273 and has earned no revenues. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings and/or engaging in a business combination. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: March 16, 2021	/s/ Curtis Summers
Curtis Summers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 16, 2021	/s/ Douglas G. Baker
Douglas G. Baker
Secretary, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

