Form 10-Q
period 2021-04-30
PANAMERA HEALTHCARE Corp
filed 2021-06-14
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,210,000 shares of common stock issued and outstanding as of June 11, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HEALTHCARE CORPORATION

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2021	2020
Assets
Current Assets
Cash	$162	$2,232
Total Current Assets	162	2,232

Total Assets	$162	$2,232

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$10,787	$6,482
Accrued interest - related party	15,345	11,044
Due to related party	119,951	105,801
Total Current Liabilities	146,083	123,327

Total Liabilities	146,083	123,327

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.0001 par value, 17,990,000 shares issued and outstanding	1,799	1,799
Additional paid in capital	145,750	145,750
Accumulated deficit	(293,470)	(268,644)
Total Stockholders' Deficit	(145,921)	(121,095)
Total Liabilities and Stockholders' Deficit	$162	$2,232

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Operating expenses
Professional fees	$4,753	$4,307	$19,588	$19,960
General and administration expenses	352	931	937	1,444
Total operating expenses	5,105	5,238	20,525	21,404

Net loss from operations	(5,105)	(5,238)	(20,525)	(21,404)

Other Expense
Interest expense	(1,448)	(1,217)	(4,301)	(3,511)
Total other expense	(1,448)	(1,217)	(4,301)	(3,511)

Net loss before taxes	(6,553)	(6,455)	(24,826)	(24,915)

Income tax benefit	-	-	-	-

Net loss	$(6,553)	$(6,455)	$(24,826)	$(24,915)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	17,990,000	17,990,000	17,990,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended April 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2020	17,990,000	$1,799	$145,750	$(268,644)	$(121,095)

Net loss for the period	-	-	-	(12,132)	(12,132)
Balance - October 31, 2020	17,990,000	1,799	145,750	(280,776)	(133,227)

Net loss for the period	-	-	-	(6,141)	(6,141)
Balance - January 31, 2021	17,990,000	1,799	145,750	(286,917)	(139,368)

Net loss for the period	-	-	-	(6,553)	(6,553)
Balance - April 30, 2021	17,990,000	$1,799	$145,750	$(293,470)	$(145,921)

For the Nine Months Ended April 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2019	17,990,000	$1,799	$145,750	$(237,520)	$(89,971)

Net loss for the period	-	-	-	(12,628)	(12,628)
Balance - October 31, 2019	17,990,000	1,799	145,750	(250,148)	(102,599)

Net loss for the period	-	-	-	(5,832)	(5,832)
Balance - January 31, 2020	17,990,000	1,799	145,750	(255,980)	(108,431)

Net loss for the period	-	-	-	(6,455)	(6,455)
Balance - April 30, 2020	17,990,000	$1,799	$145,750	$(262,435)	$(114,886)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(24,826)	$(24,915)
Changes in operating assets and liabilities:
Accounts payable	4,305	2,607
Accrued interest - related party	4,301	3,511
Net Cash Used in Operating Activities	(16,220)	(18,797)

Cash Flows from Financing Activities:
Proceeds from related party loans	14,150	21,300
Net Cash Provided by Financing Activities	14,150	21,300

Net change in cash	(2,070)	2,503
Cash, beginning of period	2,232	671
Cash, end of period	$162	$3,174

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HEALTHCARE CORPORATION

Notes to the Unaudited Interim Financial Statements

April 30, 2021

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

Change in Control of Registrant

On April 26, 2021, the board of director of the Company approved a security purchase agreement with T. Benjamin Jennings or assignees to sell and issue 21,220,000 shares of the common stock at $201,335 in cash. The issuance of 21,220,000 shares of common stock to T. Benjamin Jennings pursuant to the security purchase agreement representing around 54% of the then issued and outstanding shares of the Company at closing date. The Company received the consideration in full and issued the shares on May 12, 2021.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at April 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2021, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2021.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Note Payable

On July 15, 2014, Kratos Healthcare Inc., a corporation controlled by an officer and director, committed $75,000 in the form of an unsecured line of credit evidenced by a promissory note bearing interest at an annual rate of 5%. On December 31, 2019, the line of credit increased to $150,000 and was extended to December 31, 2021 and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the nine months ended April 30, 2021, the Company borrowed $14,150 and repayments under the line of credit to the Company were made in the amount of $0. As of April 30, 2021, the Company was obligated, for this interest-bearing loan with a balance of $119,951 and accrued interest of $15,345. The remaining balance available under the line of credit is $30,049 as of April 30, 2021. For the nine months ended April 30, 2021 and 2020, the Company recorded interest expense of $4,301 and $3,511, respectively, and paid $0 in interest on this note payable.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 4 – SUBSEQUENT EVENTS

Effective May 12, 2021, shareholders of the Company elected T. Benjamin Jennings, Stanley F. Wilson and Christopher N. Barakat to the Company’s board of directors to serve until the next annual meeting and/or such time as their successors are duly elected. On May 14, 2021, the board of directors elected T. Benjamin Jennings as Chairman of the board and appointed him as CEO and president of the Company, and appointed Stanley F. Wilson as secretary and general counsel of the Company.

On May 12, 2021, the Company fully repaid the note payable and related interest that owed to Kratos Healthcare Inc. in a total of $135,593, consisting of $120,051 in principal and $15,542 for accrued interest. In addition, Kratos Healthcare Inc. provided consulting service to the Company in May 2021 for the transaction regarding the Change in Control of Registrant mentioned in Note 1 and paid the consulting fee in full of $51,613 to Kratos Healthcare Inc. on May 12, 2021.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of April 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

Plan of Operations and Cash Requirements

We are no longer attempting to implement our original business plan. We now intend to look for other business opportunities to implement and/or operating companies with which to engage in a business combination. We do not intend, at this time, to restrict our focus to opportunities or business combinations in any specific industry. Instead, our focus will be on achieving long-term growth potential.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. While the Company has limited assets and no operating revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities and/or combinations in in any type of business, industry or geographical location. In its efforts, the Company will consider the following kinds of factors:

(a) potential for growth, indicated by new technology, anticipated market expansion or new products.

(b) competitive position as compared to other operations of similar size and experience within the industry segment as well as within the industry as a whole.

(c) strength and diversity of management, either in place or scheduled for recruitment.

(d) capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

(e) the cost of participation by the Company as compared to the perceived tangible and intangible values and    potentials.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended April 30, 2021, which are included herein.

Our operating results for the three and nine months ended April 30, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows

Results of Operations for the three months ended April 30, 2021 and 2020

	Three Months Ended
	April 30,
	2021	2020	Changes ($)
Operating expenses	$5,105	$5,238	$(133)
Interest expense	$1,448	$1,217	$231
Net loss	$6,553	$6,455	$98

During the three months ended April 30, 2021 and 2020, no revenues were recorded.

We had a net loss of $6,553 for the three months ended April 30, 2021, and $6,455 for the three months ended April 30, 2020. The increase in net loss of $98, was due to an increase in interest expenses of $231 and offset with a decrease in operating expenses of $133.

Operating expenses for the three months ended April 30, 2021 and 2020 were $5,105 and $5,238, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the three months ended April 30, 2021 and 2020, represent interest expense to a related party on funds advanced to the Company.

Results of Operations for the nine months ended April 30, 2021 and 2020

	Nine Months Ended
	April 30,
	2021	2020	Changes ($)
Operating expenses	$20,525	$21,404	$(879)
Interest expense	$4,301	$3,511	$790
Net loss	$24,826	$24,915	$(89)

During the nine months ended April 30, 2021 and 2020, no revenues were recorded.

We had a net loss of $24,826 for the nine months ended April 30, 2021, and $24,915 for the nine months ended April 30, 2020. The decrease in net loss of $89, was due to a decrease in operating expenses of $879 and offset with an increase in interest expenses of $790.

Operating expenses for the nine months ended April 30, 2021 and 2020 were $20,525 and $21,404, respectively. The operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expenses.

Interest expenses for the nine months ended April 30, 2021 and 2020, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	April 30, 2021	July 31, 2020	Changes ($)
Cash	$162	$2,232	$(2,070)
Working capital deficiency	$(145,921)	$(121,095)	$(24,826)
Total assets	$162	$2,232	$(2,070)
Total liabilities	$146,083	$123,327	$22,756
Total stockholders' deficit	$(145,921)	$(121,095)	$(24,826)

As of April 30, 2021, our current assets were $162, and our current liabilities were $146,083 which resulted in working capital deficiency of $145,921. As of April 30, 2021, current assets were comprised of $162 in cash, compared to $2,232 in cash as of July 31, 2020. As of April 30, 2021, current liabilities were comprised of $10,787 in accounts payable and $135,296 in due to related party and accrued interest, compared to $6,482 in accounts payable and $116,845 due to related party and accrued interest as of July 31, 2020.

As of April 30, 2021, our working capital deficiency increased by $24,826 from $121,095 on July 31, 2020, to $145,921 on April 30, 2021, primarily due to an increase in current liabilities of $22,756 and offset by a decrease in current assets of $2,070.

Cash Flow Data:

	Nine Months Ended
	April 30,
	2021	2020	Changes ($)
Cash Flows used in Operating Activities	$(16,220)	$(14,816)	$(1,404)
Cash Flows provided by Financing Activities	$14,150	$18,300	$(4,150)
Net Change in Cash During Period	$(2,070)	$3,484	$(5,554)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2021, net cash flows used in operating activities was $16,220, consisting of a net loss of $24,826, reduced by an increase in accounts payable of $4,305 and an increase in accrued interest - related party of $4,301. For the nine months ended April 30, 2020, net cash flows used in operating activities was $14,816, consisting of a net loss of $18,460, decreased by an increase in accrued interest - related party of $2,294 and an increase in accounts payable of $1,350.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the nine months ended April 30, 2021 and 2020, we received $14,150 and $21,300 from advances from related party loans, respectively.

Going Concern

As of April 30, 2021, our company had a net loss of $24,826 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2021. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANAMERA HEALTHCARE CORPORATION
(Registrant)

Dated: June 14, 2021	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

