Form 10-K
period 2021-07-31
Panamera Holdings Corp
filed 2022-02-15
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to ____________

Commission file number 000-55569

PANAMERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4180 Orchard Hill Drive, Edmond, OK	73025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 699-0009

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐    No ☒

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2021, was $156,000 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

39,210,000 shares of common stock issued and outstanding as of February 14, 2022.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Panamera Holdings Corporation, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

General Overview

Panamera Holdings Corporation (“Panamera” or the “Company”) was incorporated under the laws of the State of Nevada on May 20, 2014 as Panamera Healthcare Corporation. On October 21, 2021, we changed our name to Panamera Holdings Corporation. Prior management intended to offer management and consulting services to healthcare organizations but current management have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration.

Our Current Business

We are currently seeking new business opportunities with established operating business entities to merge with or to acquire with our primary emphasis in the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. In certain instances, a target business may wish to become our subsidiary, or may wish to contribute assets to us rather than merge with us. We have begun negotiations but not entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our Company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Markets, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our officers and directors will continue to manage the Company; however, any potential business combination candidate may require a change of management as a condition of the combination.

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

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on a company controlled by one of our directors to provide financial contributions and services to keep the Company operating. Further, we believe that our Company may have difficulties raising capital from other sources until we locate a prospective business combination candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, www.panamerahealth.com.

Employees

As of July 31, 2021, we have no employees. Our officers and directors are donating their time to the development of our company and are able to fulfil part-time requirements. We have no employees, and do not foresee hiring employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers’ time constraints.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office location and mailing address is 4180 Orchard Hill Drive., Edmond, OK 73025. The office is provided by one of our directors at no cost to us.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common shares were listed for quotation on the Pink Sheets of the OTC Markets under the symbol “PNHT” on March 7, 2016. On October 22, 2021 we were issued a new symbol “PHCI”.

There is an established current public market for the shares of our Common Stock which trade and are quoted bid/ask on the OTC Markets Pink Sheets. Other than the OTC Markets quotation, there can be no assurance that a liquid market for our securities will ever develop. Transfer of our Common Stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our shares are issued in registered form. Action Stock Transfer Corporation at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121 (Telephone: (801) 274-1088; Facsimile: (801) 274-1099) is the registrar and transfer agent for our common shares.

On February 15, 2022, the shareholders’ list showed 25 registered shareholders with 39,210,000 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our Company consists of 150,000,000 shares of Common Stock, at $0.0001 par value, and 50,000,000 shares of Preferred Stock, at $0.0001 par value. On October 21, 2021 we amended our articles of incorporation to increase our authorized shares from 200,000,000 to 600,000,000 with 550,000,000 of common stock.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2021, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2021. An 8-K filed May 18, 2021, reported the sale of 21,220,000 restricted shares of Company common stock to T. Benjamin Jennings which resulted in a change of control representing 59% of the issued and outstanding shares of common stock.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended July 31, 2021.

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

Plan of Operations and Cash Requirements

We previously intended to offer management and consulting services to healthcare organizations. Because we have not been successful in launching our previous business plan, we are seeking new opportunities or business arrangements primarily in the environmental services industry, emerging innovative technologies and individual health choices led by innovation and integration.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the year ended July 31, 2021, which are included herein.

Our operating results for the years ended July 31,2021 and 2020 and the changes between those periods for the respective items are summarized as follows

	Year Ended
	July 31,
	2021	2020	Changes ($)
Operating expenses	$90,749	$26,318	$64,431
Interest expense	$4,603	$4,806	$(203)
Net loss	$95,352	$31,124	$64,228

During the year ended July 31,2021 and 2020, no revenues were recorded.

We had a net loss of $95,352 for the year ended July 31, 2021, and $32,124 for the year ended July 31, 2020. The increase in net loss of $64,228, was due to an increase in operating expenses of $64,431 offset with a decrease in interest expenses of $203.

Operating expenses for the years ended July 31,2021 and 2020 were $90,749 and $26,318, respectively. For the year ended July 31,2021, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $36,450, general and administrative expenses of $4,299 and consulting fees – related party of $50,000. For the year ended July 31,2020, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $24,594 and general and administrative expenses of $1,724.

Interest expenses for the years ended July 31,2021 and 2020, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	July 31, 2021	July 31, 2020	Changes ($)
Cash	$10	$2,232	$(2,222)
Working capital deficiency	$(15,112)	$(121,095)	$105,983
Total assets	$10	$2,232	$(2,222)
Total liabilities	$15,122	$123,327	$(108,205)
Total stockholders’ deficit	$(15,112)	$(121,095)	$105,983

As of July 31, 2021, our current assets were $10, and our current liabilities were $15,122 which resulted in working capital deficiency of $15,112. As of July 31, 2021, current assets were comprised of $10 in cash, compared to $2,232 in cash as of July 31, 2020. As of July 31, 2021, current liabilities were comprised of $13,514 in accounts payable and $1,608 in due to related party, compared to $6,482 in accounts payable and $116,845 due to related party and accrued interest as of July 31, 2020.

As of July 31, 2021, our working capital deficiency decreased by $105,983 from $121,095 on July 31, 2020, to $15,112 on July 31, 2021, primarily due to a decrease in current liabilities of $108,205 and offset by a decrease in current assets of $2,222.

Cash Flow Data:

	Year Ended
	July 31,
	2021	2020	Changes ($)
Cash Flows used in Operating Activities	$(99,364)	$(24,139)	$(75,225)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$97,142	$25,700	$71,442
Net Change in Cash During Period	$(2,222)	$1,561	$(3,783)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2021, net cash flows used in operating activities was $99,364, consisting of a net loss of $95,352, reduced by an increase in accounts payable of $7,032 and an increase in accrued interest -related party of $11,044. For the year ended July 31, 2020, net cash flows used in operating activities was $24,139, consisting of a net loss of $31,124, reduced by an increase in accrued interest -related party of $4,806 and an increase in accounts payable of $2,179.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the years ended July 31, 2021, and 2020, we received $15,858 and $25,700 from advances from related party loans, respectively. During the year ended July 31,2021, the Company issued 21,220,000 shares of common stock in cash for amount of $201,335 and repaid related party loan of $120,051 and accrued interest of $15,542.

Going Concern

As of July 31, 2021, our company had a net loss of $95,352 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2022. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Audited Financial Statements” on page F-1 and included on pages F-2 through F-11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On January 25, 2022, the Board of Directors of Panamera Holdings Corporation (the "Company") dismissed MaloneBailey, LLP (“MaloneBailey”) as the Company's independent registered public accounting firm, effective immediately. Following MaloneBailey's dismissal, on January 25, 2022 the Board appointed the firm of M&K CPAS, PLLC to serve as the Company's independent public accountants. On January 25, 2022, M&K CPAS, PLLC became the Company's new auditing firm. They are located in Houston, Texas (see Form 8-K filed January 31, 2022).

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

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2021. We have identified the following material weakness in internal control over financial reporting:

•	The Company has no formal control process related to the identification and approval of related party transactions.

•	Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
T. Benjamin Jennings	Chairman, CEO, President, Director	59	12-May-21
Stanley F. Wilson	Secretary, General Counsel, Director	73	12-May-21
Douglas G. Baker	Chief Financial Officer, Treasurer, Director	65	20-May-14
Christopher N. Barakat	Director	35	12-May-21
Curtis Summers	Director	45	20-May-14

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

T. Benjamin Jennings - Chairman, CEO, President, Director

Mr. Jennings is a proven leader in environmental services, FMCG, real estate, innovative technology for healthcare systems, and investment banking. During his tenure as an investment banker, he developed an acumen for raising capital and creating meaningful value through hundreds of mergers and acquisitions and the integration of those businesses. Mr. Jennings was the lead investment banker for USA Waste during its growth from $8 million in revenue to in excess of $5 billion, which then merged with Waste Management to become the largest waste management company in the world. Mr. Jennings served as Executive Chairman, CEO, and Founder of Simms Metal Management, (SGM:ASX) the largest publicly traded metal recycling company, with a current market cap of approximately $3.26 billion. Additionally, he was Executive Chairman and Chief Development Officer of Think Partnership, formerly CGI Holdings, an online marketing and SEO, which grew to a market cap of over $400 million. He was Chairman, CEO, and Chief Development Officer of Ceira Technologies, a leading software integration company, with revenue gains from $0 to over $40 million within two years. As Executive Chairman, CEO, and Founder of Chasm Industries, an electronics recycling and asset management enterprise, revenue reached more than $120 million within its first 18 months.

Our Company believes that Mr. Jennings professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our Company.

Stanley F. Wilson – Secretary, General Counsel, Director

Mr. Wilson is a corporate executive as well as an M&A securities attorney who’s legal and business career has placed primary emphasis in business combinations involving small cap publicly traded companies across a wide range of industries including fuel trading, marketing, and recycling; oil and gas; telecommunications; specialty finance; insurance; and retail automotive. This specialization has taken many forms including numerous going-public transactions, serving as President and General Counsel to multiple publicly traded holding companies trading on NASDAQ, OTCMarkets and the Pink Sheets, as well as CEO and general counsel of two statewide franchised automotive dealer associations in Arizona and Nebraska. Mr. Wilson has been an active member of the Nebraska State Bar Association since 1974, was appointed by the Governor as the acting Lancaster County Court Judge and served as The Staff Judge Advocate of the 67th Infantry Brigade of the Nebraska Army National Guard with the rank of Captain. Mr. Wilson is a graduate of Arizona State University and the University of Nebraska College of Law.

Our Company believes that Mr. Wilson’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our Company.

Douglas G. Baker - Chief Financial Officer, Treasurer, Director

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

Christopher N. Barakat – Director

Mr. Barakat is an accomplished senior executive who helps companies shape ideas into revenue producing assets. Graduating Western Sydney University in Sport and Exercise Science, Mr. Barakat joined Pfizer, Device Technologies and Informa working in sales and management throughout Australia and Asia. In 2013, Mr. Barakat joined a start-up called HealthShare, where he created and managed 3 business units, while also acting as the Director of Business Development. He has been responsible for creating viable business ideas, commercial plans, managing teams and establishing cross product commercialization. In 2019, Mr. Barakat moved to Houston, Texas with his family, to launch a fit-for-purpose solution for health professionals to help address administrative burden. In 2020, Mr. Barakat established a partnership with the largest medical Point of Care advertising company in America as the go-to-market partner.

Our Company believes that Mr. Barakat’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

Curtis Summers - Director

Mr. Summers co-founded our Company in May 2014. Mr. Summers also serves as the Chief Executive Officer of Summit Medical Center in Edmond, Oklahoma, formed after the sale and reorganization Foundation Surgical Hospital of Oklahoma, where Mr. Summers was the Chief Executive Officer since January of 2007. He received his Bachelor of Science with an emphasis on Business Administration (Marketing & Management) from Newman University in Wichita, Kansas in 1996, and his Master of Business Administration (MBA) from Oklahoma Christian University, Edmond, Oklahoma in 1996. Mr. Summers medical industry experience began at an Oklahoma City medical center managed by HCA International, where he was a program Development Coordinator. He was vice- president of marketing for a surgical hospital, the Chief Operating Officer of a bariatric hospital, and the Chief Executive Officer of Foundation Surgical Hospital of Oklahoma, as noted above. He is presently serving as CEO of Summit Medical Center.

Our Company believes that Mr. Summers’ professional background experience, including as CEO of a medical center, provides him the qualifications and skills necessary to serve as a director of our Company.

Term of Office

Our directors are appointed for a one year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the Board.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

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

Based solely on our review of the copies of such forms received by our Company we believe that, during the fiscal year ended July 31, 2021, as well as any written representation from a reporting person that no Form 5 is required, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were met with the exception of the Form 3 filed by T. Benjamin Jennings, the Form 3 filed by Stanley F. Wilson, the Form 3 filed by Christopher Barakat, the Form 4 filed by Douglas Baker and the Form 4 filed by Curtis Summers which were inadvertently filed late.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our Company’s officers including our President, Chief Executive Officer and Chief Financial Officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.2 to our Registration Statement on Form S-1 filed on September 26, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Panamera Holdings Corporation, 4180 Orchard Hill Drive, Edmond, OK 73025.

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended July 31, 2021. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements, as well as the qualifications of each candidate, when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2021 and 2020 and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

				Stock	Option	Non-Equity Incentive Plan Compensa-	Change in Pension Value and Nonqualified Deferred Compensa-	All Other Compensa-
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	tion ($)	tion Earnings ($)	tion ($)	Total ($)
T. Benjamin Jennings Chairman, CEO, President, Director Curtis Summers	2021 2021	- -	- -	- -	- -	- -	- -	- -	- -
President, CEO and Director	2020	-	-	-	-	-	-	-	-

Stanley F. Wilson Secretary, General Counsel Douglas G. Baker	2021 2021	- -	- -	- -	- -	- -	- -	- -	- -
CFO, Secretary, Treasurer and Director	2020	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

During the fiscal year ended July 31, 2021 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2021 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2022, certain information with respect to the beneficial ownership of our Common and Preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our Common and Preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common and Preferred Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
T. Benjamin Jennings 4180 Orchard Hill Drive, Edmond OK 73025	23,220,000 Common Direct	59.21%

Curtis Summers 4180 Orchard Hill Drive, Edmond OK 73025	8,660,000 Common/Direct	22.10%

Douglas G. Baker 4180 Orchard Hill Drive, Edmond OK 73025	3,340,000 Common/Direct	8.51%

Directors and Executive Officers as a Group	35,220,000 Common	89.82%

_________________

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 15, 2022. As of February 15, 2022 there were 39,210,000 shares of our company’s common stock issued and outstanding.

Changes in Control

There are no provisions in our Articles or Bylaws by which the operation would delay, defer, or prevent a change in control of our Company. As previously reported in an 8-K, effective May 12, 2021, T. Benjamin Jennings acquired controlling interest of the Company common stock representing 59% of the issued and outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

Kratos Healthcare Inc., a company controlled by two of our officers and directors, provided us cash advances as needed to fund our working capital requirements. At founding (May 20, 2014), Kratos informally agreed to make loans to us in amounts up to a total of $75,000 (the “standby credit”) in order to fund our working capital requirements, as and when such funding is necessary and required. On July 15, 2014, our Company agreed to pay to Kratos interest of 5% per annum from July 1, 2014, on the unpaid balance of such advances. Principal and interest were originally due on December 15, 2015. Our Company and Kratos agreed to extend the due date of all loans made under the standby credit to December 31, 2018. On April 15, 2019, Kratos and our Company agreed to a further extension to December 31, 2019 and an increase to $100,000. On December 31, 2019, Kratos and our Company agreed to a further extension to December 31, 2021 and an increase to $150,000. The loans accrue interest at the rate of 5% per annum for their duration, which may be further extended by mutual consent of the parties. On May 12, 2021, the Company paid its loan to Kratos in full with the complete discharge of indebtedness.

The office space used by our Company is provided by one of our directors, Curtis Summers, at no cost to us.

We believe these arrangements are advantageous to us and are on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Director Independence

We currently act with five directors, consisting of T. Benjamin Jennings, Stanley F. Wilson, Curtis Summers, Douglas G. Baker and Christopher Barakat. We have determined that we do not have an independent director, as that term is used in Item 407 of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2021 and for fiscal year ended July 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31,	Year Ended July 31,
Fee Category	2021	2020
Audit Fees	$12,500	$15,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$12,500	$15,500

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

PANAMERA HOLDINGS CORPORATION

Dated: February 15, 2022	By:	/s/ Douglas G. Baker
Douglas G. Baker
CFO, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 15, 2022	/s/ T. Benjamin Jennings
T. Benjamin Jennings President, Chief Executive Officer and Director (Principal Executive Officer)
Dated: February 15, 2022	/s/ Douglas G. Baker
Douglas G. Baker CFO, Treasurer and Director

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Index to Audited Financial Statements

July 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panamera Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Panamera Holding Corporation (the Company) as of July 31, 2021, and the related statement of operations and shareholder’s deficit, and cash flows for the year ended July 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021, and the results of its operations and its cash flows for the year ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Panamera Holding Corporation as of July 31, 2020 were audited by other auditors whose report dated October 29, 2020 expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 1 to the financial statements, the Company had a going concern due to a continual net loss, stockholders’ deficiency and cash used in operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

Houston, TX

February 14,2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Panamera Holdings Corporation (formerly Panamera Healthcare Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Panamera Holdings Corporation (formerly Panamera Healthcare Corporation) (“the Company”) as of July 31, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

October 29, 2020

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Balance Sheets

	July 31,	July 31,
	2021	2020
Assets
Current Assets
Cash	$10	$2,232
Total Current Assets	10	2,232

Total Assets	$10	$2,232

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$13,514	$6,482
Accrued interest - related party	-	11,044
Due to related party	1,608	105,801
Total Current Liabilities	15,122	123,327

Total Liabilities	15,122	123,327

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 39,210,000 shares and 17,990,000 shares issued and outstanding, respectively	3,921	1,799
Additional paid in capital	344,963	145,750
Accumulated deficit	(363,996)	(268,644)
Total Stockholders’ Deficit	(15,112)	(121,095)
Total Liabilities and Stockholders’ Deficit	$10	$2,232

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Statements of Operations

	For the
	Year Ended
	July 31,
	2021	2020

Operating expenses
Professional fees	$86,450	$24,594
General and administration expenses	4,299	1,724
Total operating expenses	90,749	26,318

Net loss from operations	(90,749)	(26,318)

Other Expense
Interest expense	(4,603)	(4,806)
Total other expense	(4,603)	(4,806)

Net loss before taxes	(95,352)	(31,124)

Income tax benefit	-	-

Net loss	$(95,352)	$(31,124)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	23,571,151	17,990,000

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Statements of Change in Stockholders’ Deficit

For the Years Ended July 31, 2021 and 20120

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2019	17,990,000	$1,799	$145,750	$(237,520)	$(89,971)
Net loss	-	-	-	(31,124)	(31,124)
Balance, July 31, 2020	17,990,000	1,799	145,750	(268,644)	(121,095)
Issuance common stock in connection with change of control in cash	21,220,000	2,122	199,213	-	201,335
Net loss	-	-	-	(95,352)	(95,352)
Balance, July 31, 2021	39,210,000	$3,921	$344,963	$(363,996)	$(15,112)

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(95,352)	$(31,124)
Changes in operating assets and liabilities:
Accounts payable	7,032	2,179
Accrued interest - related party	(11,044)	4,806
Net Cash Used in Operating Activities	(99,364)	(24,139)

Cash Flows from Financing Activities:
Proceeds from related party loans	15,858	25,700
Repayment related party loans and accrued interest	(120,051)	-
Proceeds from common stock issuance	201,335	-
Net Cash Provided by Financing Activities	97,142	25,700

Net change in cash	(2,222)	1,561
Cash, beginning of period	2,232	671
Cash, end of period	$10	$2,232

Supplemental cash flow information:
Cash paid for interest	$15,647	$-
Cash paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Notes to the Audited Financial Statements

July 31, 2021 and 2020

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Panamera Holdings Corporation (formerly Panamera Healthcare Corporation, the “Company”) is a Nevada corporation incorporated on May 20, 2014. It is based in Oklahoma City, OK, USA. Effective October 21, 2021, the Company changed its name from Panamera Healthcare Corporation to Panamera Holdings Corporation and increased the number of authorized common stock from 150,000,000 shares of common stock to 550,000,000 shares of common stock, par value $0.0001 per share. The Company’s fiscal year end is July 31.

The Company intended to offer management and consulting services to healthcare organizations but have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2021, the Company has suffered recurring losses from operations, has an accumulated deficit of $363,996 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2022.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at July 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and/or consummate an acceptable merger or acquisition transaction.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2021 and 2020. The carrying values of our financial instruments, including, cash, accounts payable and accrued liabilities and loans payable from related party approximate their fair values due to the short-term maturities of these financial instruments.

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

 NOTE 3 - RELATED PARTY TRANSACTIONS

•	On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit at an annual interest rate of 5%. On December 31, 2019, the line of credit increased up to $150,000 and was extended to December 31, 2021, and maybe prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the years ended July 31, 2021 and 2020, the Company borrowed $14,250 and $25,700 from a corporation controlled by an officer and director, respectively. For the years ended July 31, 2021 and 2020, the Company accrued interest of $4,498 and $4,806, respectively.

•

On April 26, 2021, the board of directors of the Company approved a security purchase agreement with T.Benjamin  Jennings to sell and issue 21,220,000 shares of common stock at $201,335 in cash (See “Note 1). The Company received the consideration in full and issued the shares on May 12, 2021.

•	On April 26, 2021, in connection with change of the control (“Note 1”), the Company paid off the principal loan of $120,051 and accrued interest of $15,542. As of July 31, 2021, and 2020, the Company was obligated, for this interest-bearing loan with a balance of $0 and $105,801, and accrued interest of $0 and $11,044, respectively.

•	During the year ended July 31, 2021, a corporation controlled by a former officer and director, rendered consulting services of $50,000 and related expenses of $1,613 to the Company and was paid.

•	During the year ended year ended July 31, 2021, the Company’s shareholder financed of $1,608 for operation expenses. As of July 31, 2021, the Company was obliged for an unsecured, none-interest bearing demand loan with balance of $1,608.

•	The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also the CEO and President, of the Company to use at no charge.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of July 31, 2021 and July 31, 2020 are as follows:

	July 31, 2021	July 31, 2020
Net operating carryforward	$(363,996)	$(268,644)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	76,439	56,415
Valuation allowance	(76,439)	(56,415)
Deferred income tax assets	$-	$-

As of July 31, 2021, the Company had $363,996 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2040. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31,2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2015 through 2021 are subject to review by the tax authorities.

NOTE 5 - STOCKHOLDERS’ EQUITY

 Preferred Stock

The Company has authorized 50,000,000 shares of preferred stocks with a par value of $0.0001 per share. No preferred stock was issued or outstanding as at July 31, 2021 and 2020.

Common Stock

The Company has authorized 150,000,000 shares of common stocks with a par value of $0.0001 per share.

On April 4/26/2021, in connection with change of control (“Note 1”), the Company issued 21,220,00 shares of common stocks in cash for amount of $201,355.

As of July 31, 2021, and 2020, there were 39,210,000 shares of common stocks and 17,990,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

