Form 10-Q
period 2021-10-31
Panamera Holdings Corp
filed 2022-02-15
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

(480) 699-0009

(Registrant’s telephone number, including area code)

Panamera Healthcare Corporation

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,210,000 shares of common stock issued and outstanding as of February 15, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Balance Sheets

(Unaudited)

	October 31,	July 31,
	2021	2021
Assets
Current Assets
Cash	$11	$10
Total Current Assets	11	10

Total Assets	$11	$10

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$12,080	$13,514
Due to related party	5,483	1,608
Total Current Liabilities	17,563	15,122

Total Liabilities	17,563	15,122

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 39,210,000 shares issued and outstanding	3,921	3,921
Additional paid in capital	345,030	344,963
Accumulated deficit	(366,503)	(363,996)
Total Stockholders’ Deficit	(17,552)	(15,112)
Total Liabilities and Stockholders’ Deficit	$11	$10

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2021	2020

Operating expenses
Professional fees	$28	$10,503
General and administration expenses	2,412	233
Total operating expenses	2,440	10,736

Net loss from operations	(2,440)	(10,736)

Other Expense
Interest expense	67	(1,396)
Total other expense	67	(1,396)

Net loss before taxes	(2,507)	(12,132)

Income tax benefit	-	-

Net loss	$(2,507)	$(12,132)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	39,210,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended October 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2021	39,210,000	$3,921	$344,963	$(363,996)	$(15,112)
Imputed interest on related party loan	-	-	67	-	67
Net loss for the period	-	-	-	(2,507)	(2,507)
Balance - October 31, 2021	39,210,000	$3,921	$345,030	$(366,503)	$(17,552)

For the Three Months Ended October 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31 2020	17,990,000	$1,799	$145,750	$(268,644)	$(121,095)

Net loss for the period	-	-	-	(12,132)	(12,132)
Balance - October 31 2020	17,990,000	$1,799	$145,750	$(280,776)	$(133,227)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(2,507)	$(12,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	67	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,434)	1,145
Accrued interest - related party	-	1,396
Net Cash Used in Operating Activities	(3,874)	(9,591)

Cash Flows from Financing Activities:
Proceeds from related party loans	3,875	7,500
Net Cash Provided by Financing Activities	3,875	7,500

Net change in cash	1	(2,091)
Cash, beginning of period	10	2,232
Cash, end of period	$11	$141

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Financial Statements

October 31, 2021

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS

Panamera Holdings Corporation (the “Company”) is a Nevada corporation incorporated on May 20, 2014. Effective October 21, 2021, the Company changed its name from Panamera Healthcare Corporation to Panamera Holdings Corporation and increased the number of authorized common stock from 150,000,000 shares of common stock to 550,000,000 shares of common stock, par value $0.0001 per share. The Company’s fiscal year end is July 31.

The Company originally intended to offer management and consulting services to healthcare organizations but current management have redirected efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2021, as filed with the SEC on February 15, 2022.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at October 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and/or consummate an acceptable merger or acquisition transaction.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021 and July 31, 2021. The carrying values of our financial instruments, including, cash, accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2021, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2022.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year three months ended October 31, 2021, the Company’s shareholder financed of $3,875 for operation expenses. As of October 31, 2021, the Company was obliged for an unsecured, none-interest bearing demand loan with balance of $5,483. The Company recognized interest of $67 on advance by related party and recorded it as additional paid-in-capital .

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

 Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as at October 31, 2021 and July 31, 2021.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

As of October 31, 2021 and July 31, 2021, there were 39,210,000 shares of common stock issued and outstanding, respectively.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our Company” mean Panamera Holdings Corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on May 20, 2014. Effective October 21, 2021, the Company changed its name from Panamera Healthcare Corporation to Panamera Holdings Corporation and increased the number of authorized common stock from 150,000,000 shares of common stock to 550,000,000 shares of common stock, par value $0.0001per share. Prior management intended to offer management and consulting services to healthcare organizations, but current management have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration.

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination as described above.

Our address is 4180 Orchard Hill Drive, Edmond, OK 73025. Our telephone number is (480) 699-0009.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of October 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

Plan of Operations and Cash Requirements

We are no longer attempting to implement our original business plan. We now intend to look for other business opportunities to implement and/or operating companies with which to engage in a business combination including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. Our focus will be on achieving long-term growth potential.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended October 31, 2021, which are included herein.

Our operating results for the three months ended October 31, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended October 31, 2021 and 2020

	Three Months Ended
	October 31,
	2021	2020	Changes ($)
Operating expenses	$2,440	$10,736	$(8,296)
Interest expense	$67	$1,396	$(1,329)
Net loss	$2,507	$12,132	$(9,625)

During the three months ended October 31, 2021 and 2020, no revenues were recorded.

We had a net loss of $2,507 for the three months ended October 31, 2021, and $12,132 for the three ended October 31, 2020. The decrease in net loss of $9,625, was due to a decrease in operating expenses of $8,296 and interest expenses of $1,329.

Operating expenses for the three months ended October 31, 2021 and 2020 were $2,440 and $10,736, respectively. For the three months ended October 31, 2021, the operating expenses were primarily attributed to professional fees of $28, general and administrative expenses of $2,412. For the three months ended October 31,2020, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $10,503 and general and administrative expenses of $233.

Interest expenses for the three months ended October 31, 2021 and 2020, represent interest expense to a related party on funds advanced to the Company.

Balance Sheet Data:

	October 31, 2021	July 31, 2021	Changes ($)
Cash	$11	$10	$1
Working capital deficiency	$(17,552)	$(15,112)	$(2,440)
Total assets	$11	$10	$1
Total liabilities	$17,563	$15,122	$2,441
Total stockholders’ deficit	$(17,552)	$(15,112)	$(2,440)

As of October 31, 2021, our current assets were $11, and our current liabilities were $17,563 which resulted in working capital deficiency of $17,552. As of October 31, 2021, current assets were comprised of $11 in cash, compared to $10 in cash as of July 31, 2021. As of October 31, 2021, current liabilities were comprised of $12,080 in accounts payable and $5,483 in due to related party, compared to $13,514 in accounts payable and $1,608 due to related party and accrued interest as of July 31, 2021.

As of October 31, 2021, our working capital deficiency increased by $2,440 from $15,112 on July 31, 2021, to $17,552 on October 31, 2021, primarily due to an increase in current liabilities of $2,441 and offset by an increase in current assets of $1.

 Cash Flow Data:

	Three Months Ended
	October 31,
	2021	2020	Changes ($)
Cash Flows used in Operating Activities	$(3,874)	$(9,591)	$5,717
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$3,875	$7,500	$(3,625)
Net Change in Cash During Period	$1	$(2,091)	$2,092

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2021, net cash flows used in operating activities was $3,874, consisting of a net loss of $2,507, reduced by imputed interest on related party loan of $67 and increased by a decrease in accounts payable of $1,434. For the three months ended October 31, 2020, net cash flows used in operating activities was $9,591, consisting of a net loss of $12,132, reduced by an increase in accrued interest -related party of $1,396 and an increase in accounts payable of $1,145.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the three months ended October 31, 2021, and 2020, we received $3,875 and $7,500 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of October 31, 2021, our company had a net loss of $2,507 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2022. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

_________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: February 15, 2022	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

