Form 10-Q
period 2022-01-31
Panamera Holdings Corp
filed 2022-03-17
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-55569

PANAMERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1218 Webster Street Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 289-6200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,210,000 shares of common stock issued and outstanding as of March 17, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Balance Sheets

(Unaudited)

	January 31,	July 31,
	2022	2021
Assets
Current Assets
Cash	$14	$10
Total Current Assets	14	10

Total Assets	$14	$10

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$15,147	$13,514
Due to related party	8,836	1,608
Total Current Liabilities	23,983	15,122

Total Liabilities	23,983	15,122

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 39,210,000 shares issued and outstanding	3,921	3,921
Additional paid in capital	345,239	344,963
Accumulated deficit	(373,129)	(363,996)
Total Stockholders' Deficit	(23,969)	(15,112)
Total Liabilities and Stockholders' Deficit	$14	$10

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

Operating expenses
Professional fees	$5,305	$4,332	$5,333	$14,835
General and administration expenses	932	352	3,344	585
Total operating expenses	6,237	4,684	8,677	15,420

Net loss from operations	(6,237)	(4,684)	(8,677)	(15,420)

Other Expense
Interest expense	(389)	(1,457)	(456)	(2,853)
Total other expense	(389)	(1,457)	(456)	(2,853)

Net loss before taxes	(6,626)	(6,141)	(9,133)	(18,273)

Income tax benefit	-	-	-	-

Net loss	$(6,626)	$(6,141)	$(9,133)	$(18,273)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	39,210,000	17,990,000	39,210,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended January 31, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2021	39,210,000	$3,921	$344,963	$(363,996)	$(15,112)

Impact interest on related party loan	-	-	67	-	67
Net loss for the period	-	-	-	(2,507)	(2,507)
Balance - October 31, 2021	39,210,000	3,921	345,030	(366,503)	(17,552)

Impact interest on related party loan	-	-	209	-	209
Net loss for the period	-	-	-	(6,626)	(6,626)
Balance - January 31, 2022	39,210,000	$3,921	$345,239	$(373,129)	$(23,969)

For the Three and Six Months Ended January 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31 2020	17,990,000	$1,799	$145,750	$(268,644)	$(121,095)

Net loss for the period	-	-	-	(12,132)	(12,132)
Balance - October 31 2020	17,990,000	1,799	145,750	(280,776)	(133,227)

Net loss for the period	-	-	-	(6,141)	(6,141)
Balance - January 31, 2021	17,990,000	$1,799	$145,750	$(286,917)	$(139,368)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(9,133)	$(18,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Impact interest on related party loan	276	-
Changes in operating assets and liabilities:
Accounts payable	1,633	2,886
Accrued interest - related party	-	2,853
Net Cash Used in Operating Activities	(7,224)	(12,534)

Cash Flows from Financing Activities:
Proceeds from related party loans	7,228	10,450
Net Cash Provided by Financing Activities	7,228	10,450

Net change in cash	4	(2,084)
Cash, beginning of period	10	2,232
Cash, end of period	$14	$148

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Financial Statements

January 31, 2022

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and/or consummate an acceptable merger or acquisition transaction.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022 and July 31, 2021. The carrying values of our financial instruments, including, cash, accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2022, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2022.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year six months ended January 31, 2022, the Company’s shareholders financed of $7,228 for operation expenses. As of January 31, 2022, the Company was obliged for an unsecured, non-interest bearing demand loan with balance of $8,836. The Company recognized interest of $276 on advance by related party and recorded it as additional paid-in-capital.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

 Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as at January 31, 2022 and July 31, 2021.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

As of January 31,2022 and July 31, 2021, there were 39,210,000 shares of common stock issued and outstanding, respectively.

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

General Overview

We were incorporated under the laws of the State of Nevada on May 20, 2014. Effective October 21,2021, the Company changed its name from Panamera Healthcare Corporation to Panamera Holdings Corporation and increased the number of authorized common stock from 150,000,000 shares of common stock to 550,000,000 shares of common stock, par value $0.0001per share. Prior management intended to offer management and consulting services to healthcare organizations, but current management have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration.

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination as described above.

Our address is 1218 Webster Street, Houston, Texas. Our telephone number is (713) 289-6200.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of January 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended January 31, 2022, which are included herein.

Our operating results for the six months ended January 31, 2022 and 2021 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended January 31,2022 and 2021

	Three Months Ended
	January 31,
	2022	2021	Changes
Operating expenses	$6,237	$4,684	$1,553
Interest expense	$389	$1,457	$(1,068)
Net loss	$6,626	$6,141	$485

During the three months ended January 31, 2022 and 2021, no revenues were recorded.

We had a net loss of $6,626 for the three months ended January 31, 2022, and $6,141 for the three months ended January 31, 2021. The increase in net loss of $485, was due to an increase in operating expenses of $1,553 offset by a decrease in interest expenses of $1,068.

Operating expenses for the three months ended January 31, 2022 and 2021 were $6,237 and $4,684, respectively. For the three months ended January 31, 2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $5,305 and general and administrative expenses of $932. For the three months ended January 31,2021, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $4,332 and general and administrative expenses of $352.

Interest expenses for the three months ended January 31, 2022 and 2021, represent interest expense of $209 and $1,457 to a related party on funds advanced to the Company and finance charged of $180 and $0 by vendors, respectively.

Results of Operations for the six months ended January 31,2022 and 2021

	Six Months Ended
	January 31,
	2022	2021	Changes
Operating expenses	$8,677	$15,420	$(6,743)
Interest expense	$456	$2,853	$(2,397)
Net loss	$9,133	$18,273	$(9,140)

During the six months ended January 31, 2022 and 2021, no revenues were recorded.

We had a net loss of $9,133 for the six months ended January 31,2022, and $18,273 for the six months ended January 31, 2021. The decrease in net loss of $9,140, was due to a decrease in operating expenses of $6,743 and interest expenses of $2,397.

Operating expenses for the six months ended January 31, 2022 and 2021 were $8,677 and $15,420, respectively. For the six months ended January 31, 2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $5,333 and general and administrative expenses of $3,344. For the six months ended January 31,2021, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $14,835 and general and administrative expenses of $585.

Interest expenses for the six months ended January 31, 2022 and 2021, represent interest expense of $276 and $2,853 to a related party on funds advanced to the Company and finance charged of $180 and $0 by vendors, respectively.

Balance Sheet Data:

	January 31, 2022	July 31, 2021	Changes
Cash	$14	$10	$4
Working capital deficiency	$(23,969)	$(15,112)	$(8,857)
Total assets	$14	$10	$4
Total liabilities	$23,983	$15,122	$8,861
Total stockholders' deficit	$(23,969)	$(15,112)	$(8,857)

As of January 31, 2022, our current assets were $14, and our current liabilities were $23,983 which resulted in working capital deficiency of $23,969. As of January 31, 2022, current assets were comprised of $14 in cash, compared to $10 in cash as of July 31, 2021. As of January 31, 2022, current liabilities were comprised of $15,147 in accounts payable and $8,836 in due to related party, compared to $13,514 in accounts payable and $1,608 in due to related party as of July 31, 2021.

As of January 31, 2022, our working capital deficiency increased by $8,857 from $15,112 on July 31, 2021, to $23,969 on January 31, 2022, primarily due to an increase in current liabilities of $8,861 and offset by an increase in current assets of $4.

 Cash Flow Data:

	Six Months Ended
	January 31,
	2022	2021	Changes
Cash Flows used in Operating Activities	$(7,224)	$(12,534)	$5,310
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$7,228	$10,450	$(3,222)
Net Change in Cash During Period	$4	$(2,084)	$2,088

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2022, net cash flows used in operating activities was $7,224, consisting of a net loss of $9,133, reduced by imputed interest on related party loan of $276 and reduced by an increase in accounts payable of $1,633. For the six months ended January 31, 2021, net cash flows used in operating activities was $12,534, consisting of a net loss of $18,273, reduced by an increase in accrued interest -related party of $2,853 and an increase in accounts payable of $2,886.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the six months ended January 31, 2022, and 2021, we received $7,228 and $10,450 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of January 31, 2022, our company had a net loss of $9,133 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2022. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: March 17, 2022	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

