Form 10-Q
period 2022-04-30
Panamera Holdings Corp
filed 2022-06-21
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,210,000 shares of common stock issued and outstanding as of June 17, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2022	2021
Assets
Current Assets
Cash	$4,181	$10
Prepaid expenses	55	-
Prepaid wages – related party	2,371	-
Total Current Assets	6,607	10

Total Assets	$6,607	$10

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$19,742	$13,514
Customer deposit	1,500	-
Due to related party	28,946	1,608
Total Current Liabilities	50,188	15,122

Total Liabilities	50,188	15,122

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 39,210,000 shares issued and outstanding	3,921	3,921
Additional paid in capital	345,724	344,963
Accumulated deficit	(393,226)	(363,996)
Total Stockholders' Deficit	(43,581)	(15,112)
Total Liabilities and Stockholders' Deficit	$6,607	$10

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Revenues	$16,667	$-	$16,667	$-

Operating expenses
Professional fees	$12,668	$4,753	$18,001	$19,588
General and administration expenses	23,611	352	26,955	937
Total operating expenses	36,279	5,105	44,956	20,525

Net loss from operations	(19,612)	(5,105)	(28,289)	(20,525)

Other Expense
Interest expense	(485)	(1,448)	(941)	(4,301)
Total other expense	(485)	(1,448)	(941)	(4,301)

Net loss before taxes	(20,097)	(6,553)	(29,230)	(24,826)

Income tax benefit	-	-	-	-

Net loss	$(20,097)	$(6,553)	$(29,230)	$(24,826)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	39,210,000	17,990,000	39,210,000	17,990,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended April 30, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2021	39,210,000	$3,921	$344,963	$(363,996)	$(15,112)

Impact interest on related party loan	-	-	67	-	67
Net loss for the period	-	-	-	(2,507)	(2,507)
Balance - October 31, 2021	39,210,000	3,921	345,030	(366,503)	(17,552)

Impact interest on related party loan	-	-	209	-	209
Net loss for the period	-	-	-	(6,626)	(6,626)
Balance - January 31, 2022	39,210,000	3,921	345,239	(373,129)	(23,969)

Impact interest on related party loan	-	-	485	-	485
Net loss for the period	-	-	-	(20,097)	(20,097)
Balance - April 30, 2022	39,210,000	$3,921	$345,724	$(393,226)	$(43,581)

For the Three and Nine Months Ended April 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2020	17,990,000	$1,799	$145,750	$(268,644)	$(121,095)

Net loss for the period	-	-	-	(12,132)	(12,132)
Balance - October 31, 2020	17,990,000	1,799	145,750	(280,776)	(133,227)

Net loss for the period	-	-	-	(6,141)	(6,141)
Balance - January 31, 2021	17,990,000	1,799	145,750	(286,917)	(139,368)

Net loss for the period	-	-	-	(6,553)	(6,553)
Balance - April 30, 2021	17,990,000	$1,799	$145,750	$(293,470)	$(145,921)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(29,230)	$(24,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Impact interest on related party loan	761	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,228	4,305
Prepaid expenses	(55)	-
Prepaid wage	(2,371)	-
Customer deposit	1,500	-
Accrued interest - related party	-	4,301
Net Cash Used in Operating Activities	(23,167)	(16,220)

Cash Flows from Financing Activities:
Proceeds from related party loans	27,338	14,150
Net Cash Provided by Financing Activities	27,338	14,150

Net change in cash	4,171	(2,070)
Cash, beginning of period	10	2,232
Cash, end of period	$4,181	$162

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Financial Statements

April 30, 2022

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

The Company originally intended to offer management and consulting services to healthcare organizations but current management have redirected efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and providing consulting services to a healthcare company.

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

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps:

(i)	Identify the contract, or contracts, with a customer;
(ii)	Identify the performance obligations in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract;
(v)	Recognize revenue when the Company satisfies a performance obligation.

When the Company enters into a contract, the Company analyses the services required in the contract in order to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as one single event, the sign-off by both parties that production is completed, and the product (film) is ready for distribution. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied.

The Company has one annual consulting contract that requires a fixed monthly payment of $8,333. The company recognizes the monthly revenue at the beginning of the month and any cash payments received in advanced are recorded as deferred revenue until all obligations have been met as specified in the related customer contract.

As at April 30, 2022, the Company recorded a customer deposit of $1,500 for an advance on revenue.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2022, the Company has a loss from operations, an accumulated deficit and has not earned any revenues. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2022.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year nine months ended April 30, 2022, the Company’s shareholders financed of $27,338 for operation expenses. As of April 30, 2022, and July 31,2021, the Company was obliged for an unsecured, non-interest-bearing demand loan with balance of $28,946 and $1,608, respectively. The Company recognized interest of $761 on advance by related party and recorded it as additional paid-in-capital.

During the nine months ended April 30, 2022, the Company recognized and paid $14,000 salary to a member of the board of directors for services rendered to the Company. As at April 30, 2022, the Company recognized a prepaid wages of $2,371 for overpayment of salary.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as at April 30, 2022 and July 31, 2021.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

As of April 30,2022 and July 31, 2021, there were 39,210,000 shares of common stock issued and outstanding, respectively.

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

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination as described above. As we pursue those other business opportunities, we have engaged to act as a consultant to a healthcare organization through the services of an employee as referenced in the 8-K filed May 24, 2022 which is incorporated herein by reference and included herein as Exhibit 10.1.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of April 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

As we pursue those other business opportunities, we have engaged to act as a consultant to a healthcare organization through the services of an employee.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. While the Company has limited assets and minimal operating revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities and/or combinations in in any type of business, industry or geographical location. In its efforts, the Company will consider the following kinds of factors:

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

Results of Operations

 The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended April 30, 2022, which are included herein.

Our operating results for the nine months ended April 30, 2022, and 2021 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended April 30, 2022 and 2021

	Three Months Ended
	April 30,
	2022	2021	Changes
Revenues	$16,667	$-	16,667
Operating expenses	$36,279	$5,105	$31,174
Interest expense	$485	$1,448	$(963)
Net loss	$20,097	$6,553	$13,544

During the three months ended April 30, 2022, and 2021, we generated $16,667 and $0 revenues. The revenues are related to consulting services rendered to one customer and has been fully paid.

We had a net loss of $20,097 for the three months ended April 30, 2022, and $6,553 for the three months ended April 30, 2021. The increase in net loss of $13,544, was due to an increase in operating expenses of $31,174 offset by a decrease in interest expenses of $1,068 and an increase in revenues of $16,667.

Operating expenses for the three months ended April 30, 2022, and 2021 were $36,279 and $5,105, respectively. For the three months ended April 30, 2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $12,668 and general and administrative expenses of $23,611, including wages expenses – related party of $15,720. For the three months ended April 30,2021, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $4,753 and general and administrative expenses of $352.

Interest expenses for the three months ended April 30, 2022, and 2021, represent interest expense of $485 and $1,448 to a related party on funds advanced to the Company, respectively.

Results of Operations for the nine months ended April 30,2022 and 2021

	Nine Months Ended
	April 30,
	2022	2021	Changes
Revenues	16,667	-	$16,667
Operating expenses	$44,956	$20,525	$24,431
Interest expense	$941	$4,301	$(3,360)
Net loss	$29,230	$24,826	$4,404

During the nine months ended April 30, 2022, and 2021, we generated $16,667 and $0 revenues. The revenues are related to consulting services rendered to one customer and has been fully paid.

We had a net loss of $29,230 for the nine months ended April 30, 2022, and $24,826 for the nine months ended April 30, 2021. The increase in net loss of $4,404, was due to an increase in operating expenses of $24,431 offset by a decrease in interest expenses of $3,360 and an increase in revenues of $16,667.

Operating expenses for the nine months ended April 30, 2022, and 2021 were $44,956 and $20,525, respectively. For the nine months ended April 30, 2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $18,001 and general and administrative expenses of $26,955, including wages expenses – related party of $15,720. For the nine months ended April 30,2021, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $19,588 and general and administrative expenses of $937.

Interest expenses for the nine months ended April 30, 2022, and 2021, represent interest expense of $761 and $4,301 to a related party on funds advanced to the Company and finance charged of $180 and $0 by vendors, respectively.

Balance Sheet Data:

	April 30, 2022	July 31, 2021	Changes
Cash	$4,181	$10	$4,171
Working capital deficiency	$(43,581)	$(15,112)	$(28,469)
Total assets	$6,607	$10	$6,597
Total liabilities	$50,188	$15,122	$35,066
Total stockholders' deficit	$(43,581)	$(15,112)	$(28,469)

As of April 30, 2022, our current assets were $6,607, and our current liabilities were $50,188 which resulted in working capital deficiency of $43,581. As of April 30, 2022, current assets were comprised of $4,181 in cash, $55 in prepaid expenses and $2,371 prepaid wages- related party, compared to $10 in cash as of July 31, 2021. As of April 30, 2022, current liabilities were comprised of $19,742 in accounts payable, $28.946 in due to related party and $1,500 customer deposit, compared to $13,514 in accounts payable and $1,608 in due to related party as of July 31, 2021.

As of April 30, 2022, our working capital deficiency increased by $28,469 from $15,112 on July 31, 2021, to $43,581 on April 30, 2022, primarily due to an increase in current liabilities of $35,066 and offset by an increase in current assets of $6,597.

 Cash Flow Data:

	Nine Months Ended
	April 30,
	2022	2021	Changes
Cash Flows used in Operating Activities	$(23,167)	$(16,220)	$(6,947)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$27,338	$14,150	$13,188
Net Change in Cash During Period	$4,171	$(2,070)	$6,241

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2022, net cash flows used in operating activities was $23,167, consisting of a net loss of $29,230, reduced by imputed interest on related party loan of $761, reduced by an increase in accounts payable of $6,228 and customer deposit of $1.500 and offset by an increase in accounts receivable from employee of $2,371 and prepared expenses of $55. For the nine months ended April 30, 2021, net cash flows used in operating activities was $16,220, consisting of a net loss of $24,826, reduced by an increase in accrued interest -related party of $4,301 and an increase in accounts payable of $4,305.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the nine months ended April 30, 2022, and 2021, we received $27,338 and $14,150 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of April 30, 2022, our company had a net loss of $29,230 and has earned $16,667 revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2022. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
10,1	8-K filed May 24, 2022.
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: June 21, 2022	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

