Form 10-K
period 2022-07-31
Panamera Holdings Corp
filed 2023-01-06
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________

Commission file number 000-55569

PANAMERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1218 Webster Street, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 289-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2022, was $20,475,000 based on a $5.25 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

33,210,000 shares of common stock issued and outstanding as of December , 2022.

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

PART I

ITEM 1. BUSINESS

General Overview

Panamera Holdings Corporation (“Panamera” or the “Company”) was incorporated under the laws of the State of Nevada on May 20,2014 as Panamera Healthcare Corporation. On October 21, 2021, we changed our name to Panamera Holdings Corporation and increased the number of authorized shares from 200,000,000 shares to 600,000,000 shares, par value $0.0001 per share.

The Company originally intended to offer management and consulting services to healthcare organizations, but current management have redirected efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and providing consulting services to a healthcare company.

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

Currently, we t have one source of revenue, a consulting agreement with a healthcare organization.. We are not able to fund our cash requirements through our current operations. We have been reliant on a company controlled by one of our directors to provide financial contributions and services to keep the Company operating. Further, we believe that our Company may have difficulties raising capital from other sources until we locate a prospective business combination candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, www.panamerahealth.com.

Employees

As of July 31, 2022, we have an employment agreement with one of our board of directors. The other officers and directors are donating their time to the development of our company and are able to fulfil part-time requirements. We have no other employees, and do not foresee hiring additional employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers’ time constraints.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office location and mailing address is 1218 Webster Street, Houston , Texas , 77002. The office is provided by one of our directors at no cost to us.

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

On December , 2022, the shareholders’ list showed 24 registered shareholders with 33,210,000 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our Company consists of 550,000,000 shares of Common Stock, at $0.0001 par value, and 50,000,000 shares of Preferred Stock, at $0.0001 par value. On October 21,2021 we amended our articles of incorporation to increase our authorized shares from 200,000,000 to 600,000,000 with 550,000,000 of common stock.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2022, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2022. An 8-K filed May 18, 2021, reported the sale of 21,220,000 restricted shares of Company common stock to T. Benjamin Jennings which resulted in a change of control representing 59% of the issued and outstanding shares of common stock.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended July 31, 2022.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of July 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and/or consummate an acceptable merger or acquisition transaction.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2022, which are included herein.

Our operating results for the years ended July 31,2022 and 2021 and the changes between those periods for the respective items are summarized as follows

	Year Ended
	July 31,
	2022	2021	Changes
Revenues	$41,666	$-	$41,666
Operating expenses	$74,168	$90,749	$(16,581)
Interest expense	$1,542	$4,603	$(3,061)
Net loss	$34,044	$95,352	$(61,308)

During the years ended July 31, 2022, and 2021, we generated $41,666 and $0 revenues, respectively. The revenues are related to consulting services rendered to one customer and $33,334 has been paid and July 2022 fees of $8,332 has been paid on August 1,2022.

We had a net loss of $34,044 for the year ended July 31, 2022, and $95,352 for the year ended July 31, 2021. The decrease in net loss of $61,308, was due to an increase in revenue of $41,666 and a decrease in operating expenses of $16,581and interest expenses of $3,061.

Operating expenses for the years ended July 31,2022 and 2021 were $74,168 and $90,749, respectively. For the year ended July 31,2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $22,953, general and administrative expenses of $51,215 including wages expenses – related party of $38,214. For the year ended July 31,2021, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $36,450, general and administrative expenses of $4,299 and consulting fees – related party of $50,000.

Interest expenses for the years months ended July 31, 2022, and 2021, represent interest expense of $1,542 and $4,603 to a related party on funds advanced to the Company, respectively.

Balance Sheet Data:

	July 31, 2022	July 31, 2021	Changes
Cash	$3,087	$10	$3,077
Working capital deficiency	$(47,614)	$(15,112)	$(32,502)
Total assets	$12,572	$10	$12,562
Total liabilities	$60,186	$15,122	$45,064
Total stockholders' deficit	$(47,614)	$(15,112)	$(32,502)

As of July 31, 2022, our current assets were $12,572, and our current liabilities were $60,186 which resulted in working capital deficiency of $47,614. As of July 31, 2022, current assets were comprised of $3,087 in cash, $55 in prepaid expenses, $8,332 in accounts receivable and $1,098 in prepaid wages-related party, compared to $10 in cash as of July 31, 2021. As of July 31, 2022, current liabilities were comprised of $24,740 in accounts payable, $33,946 in due to related party and $1,500 in customer deposit, compared to $13,514 in accounts payable and $1,608 in due to related party as of July 31, 2021.

 As of July 31, 2022, our working capital deficiency increased by $32,502 from $15,112 on July 31, 2021, to $47,614 on July 31, 2022, primarily due to a increase in current liabilities of $45,064 and offset by an increase in current assets of $12,562.

Cash Flow Data:

	Year Ended
	July 31,
	2022	2021	Changes
Cash Flows used in Operating Activities	$(29,261)	$(99,364)	$70,103
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$32,338	$97,142	$(64,804)
Net Change in Cash During Period	$3,077	$(2,222)	$5,299

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2022, net cash flows used in operating activities was $29,261, consisting of a net loss of $34,044, reduced by imputed interest on related party loan of $1,542, reduced by an increase in accounts payable of $11,226 and customer deposit of $1,500 and offset by an increase in prepaid wages from related party of $1,098, accounts receivable of $8,332, and prepaid expenses of $55.

For the year ended July 31, 2021, net cash flows used in operating activities was $99,364, consisting of a net loss of $95,352, reduced by an increase in accounts payable of $7,032 and an increase in accrued interest -related party of $11,044

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the years ended July 31, 2022, and 2021, we received $32,338 and $15,858 from advances to pay certain operation expenses from related party loans, respectively. During the year ended July 31,2021, the Company issued 21,220,000 shares of common stock in cash for amount of $201,335 and repaid related party loan of $120,051.

Going Concern

As of July 31, 2022, our company had a net loss of $34,044 and has earned $41,666 revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2023. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended July 31,2022, the Company entered in a consulting agreement in the field of Healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. As of July 31,2022, all revenue of $41,666 and accounts receivable of $8,332 were diverted from one customer.

Cost of revenue

During the year ended July 31,2022, the cost of revenue of $38,214 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement‘s services.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On January 25,2022, the Board of Directors of Panamera Holdings Corporation (the "Company") dismissed MaloneBailey, LLP (“MaloneBailey”) as the Company's independent registered public accounting firm, effective immediately. Following MaloneBailey's dismissal, on January 25,2022 the Board appointed the firm of M&K CPAS, PLLC to serve as the Company's independent public accountants. On January 25, 2022, M&K CPAS, PLLC became the Company's new auditing firm. They are located in Houston, Texas (see Form 8-K filed January 31, 2022).

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

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of July 31,2022. We have identified the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31,2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
T. Benjamin Jennings	Chairman, CEO, President, Director	59	12-May-21
Stanley F. Wilson	Secretary, General Counsel, Director	74	12-May-21
Douglas G. Baker	Chief Financial Officer, Treasurer, Director	69	20-May-14
Christopher N. Barakat	Director	36	12-May-21
Curtis Summers	Director	49	20-May-14

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

Stanley F. Wilson – Secretary, General Counsel, Director

Mr. Wilson is a corporate executive as well as an M&A securities attorney who’s legal and business career has placed primary emphasis in business combinations involving small cap publicly traded companies across a wide range of industries including fuel trading, marketing, and recycling; oil and gas; telecommunications; specialty finance; insurance; and retail automotive. This specialization has taken many forms including numerous going-public transactions, serving as President and General Counsel to multiple publicly traded holding companies trading on NASDAQ, OTC Markets and the Pink Sheets, as well as CEO and general counsel of two statewide franchised automotive dealer associations in Arizona and Nebraska. Mr. Wilson has been an active member of the Nebraska State Bar Association since 1974, served as Of Counsel at Davis Miles McGuire Gardner PLLC from September 2012 to October 2021, was appointed by the Governor of Nebraska as the acting Lancaster County Court Judge and served as The Staff Judge Advocate of the 67th Infantry Brigade of the Nebraska Army National Guard with the rank of Captain. Mr. Wilson is a graduate of Arizona State University and the University of Nebraska College of Law.

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

Employment Agreements

On May 18, 2022, the “Company entered into an Employment Contract with Christopher Barakat , a member of our board of directors , to serve in the capacity of a Clinical Business Development Officer on a month-to-month at will employment basis to specifically serve as the consultant to First DB Ventures LP dba First Primary Care under the Consulting Agreement entered into as of the same date. There are no other written employment agreements with our officers and directors.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences) ;

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

Based solely on our review of the copies of such forms received by our Company we believe that, during the fiscal year ended July 31, 2022, as well as any written representation from a reporting person that no Form 5 is required, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were met.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.2 to our Registration Statement on Form S-1 filed on September 26, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Panamera Holdings Corporation, 1218 Webster Street, Houston, Texas, 77002.

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended July 31, 2022. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements, as well as the qualifications of each candidate, when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this Annual Report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31,2022 and 2021 and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

				Stock	Option	Incentive Plan Compensa-	Change in Pension Value and Nonqualified Deferred Compensa-	All Other Compensa-
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	tion ($)	tion Earnings ($)	tion ($)	Total ($)
T. Benjamin Jennings,	2022	-	-	-	-	-	-	-	-
Chairman, CEO, President, Director	2021	-	-	-	-	-	-	-	-

Stanley F. Wilson,	2022	-	-	-	-	-	-	-	-
Secretary, General Counsel, Director	2021	-	-	-	-	-	-	-	-

Douglas G. Baker,	2022	-	-	-	-	-	-	-	-
Chief Financial Officer, Treasurer, Director	2021	-	-	-	-	-	-	-	-

Christopher N. Barakat,	2022	$35,000	-	-	-	-	-	-	$35,000
Director	2021	-	-	-	-	-	-	-	-

Curtis Summers,	2022	-	-	-	-	-	-	-	-
Director	2021	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

During the fiscal year ended July 31,2022 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended July 31,2022 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 2022, certain information with respect to the beneficial ownership of our Common and Preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our Common and Preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common and Preferred Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
T. Benjamin Jennings 1218 Webster Street, Houston, Texas, 77002	23,220,000 Common Direct	69.91%

Curtis Summers 1218 Webster Street, Houston, Texas, 77002	4,3300,000 Common/Direct	13.03%

Douglas G. Baker 1218 Webster Street, Houston, Texas, 77002	1,6700,000 Common/Direct	5.02%

Directors and Executive Officers as a Group	29,220,000 Common	87.98%

_________________

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December , 2022. As of December , 2022 there were 33,210,000 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

18

•

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit at an annual interest rate of 5%. On December 31, 2019, the line of credit increased up to $150,000 and was extended to December 31, 2021, and maybe prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the year ended July 31,2021, the Company borrowed $14,250 from a corporation controlled by an officer and director. For the year ended July 31, 2021, the Company accrued interest of $4,498.

•

On April 26, 2021, the board of directors of the Company approved a security purchase agreement with T. Benjamin Jennings to sell and issue 21,220,000 shares of common stock at $201,335 in cash (See Financial Statements “Note 1). The Company received the consideration in full and issued the shares on May 12, 2021.

•

On April 26, 2021, in connection with change of the control (See Financial Statements “Note 1”), the Company paid off the principal loan of $120,051 and accrued interest of $15,542. As of July 31, 2021, the Company was obligated, for this interest-bearing loan with a balance of $0, and accrued interest of $0.

•	During the year ended July 31, 2021, a corporation controlled by a former officer and director, rendered consulting services of $50,000 and related expenses of $1,613 to the Company and was paid.

•

During the years ended year ended July 31,2022 and 2021, the Company’s shareholder financed of $32,338 and $1,608 for operation expenses, respectively. As of July 31, 2022, the Company was obliged for an unsecured, none-interest bearing demand loan with balance of $33,946 and $1,608, respectively.

•

During the year ended July 31, 2022, the Company recognized and paid $35,000 salary to a member of the board of directors for services rendered to the Company. As at July 31, 2022, the Company recognized a prepaid wages of $1,098 for overpayment of salary.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2022 and for fiscal year ended July 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31,	Year Ended July 31,
Fee Category	2022	2021
Audit Fees	$17,500	$12,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$17,500	$12,500

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

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104.*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

____________

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PANAMERA HOLDINGS CORPORATION

Dated: January 6, 2023	By:	/s/ T. Benjamin Jennings
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

July 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panamera Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Panamera Holdings Corp. (the Company) as of July 31, 2022 and 2021, and the related statements of operation, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligations.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

Houston, TX

January 6, 2023

PANAMERA HOLDINGS CORPORATION

Balance Sheets

	July 31,	July 31,
	2022	2021
Assets
Current Assets
Cash	$3,087	$10
Prepaid expenses	55	-
Accounts receivable	8,332	-
Other receivable -related party	1,098	-
Total Current Assets	12,572	10

Total Assets	$12,572	$10

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$17,034	$13,514
Payroll liabilities - related party	7,706	-
Deferred revenue and customer deposits	1,500	-
Due to related party	33,946	1,608
Total Current Liabilities	60,186	15,122

Total Liabilities	60,186	15,122

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 39,210,000 shares issued and outstanding	3,921	3,921
Additional paid in capital	346,505	344,963
Accumulated deficit	(398,040)	(363,996)
Total Stockholders' Deficit	(47,614)	(15,112)
Total Liabilities and Stockholders' Deficit	$12,572	$10

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Operations

	For the
	Year Ended
	July 31,
	2022	2021

Revenues -related party	$41,666	$-
Cost of revenues	38,214	-
Gross profit	3,452	-

Operating expenses
Professional fees	$22,953	$86,450
General and administration expenses	13,001	4,299
Total operating expenses	35,954	90,749

Net loss from operations	(32,502)	(90,749)

Other Expense
Interest expense	(1,542)	(4,603)
Total other expense	(1,542)	(4,603)

Net loss before taxes	(34,044)	(95,352)

Income tax benefit	-	-

Net loss	$(34,044)	$(95,352)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	39,210,000	23,571,151

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Change in Stockholders’ Deficit

For the Years Ended July 31, 2022 and 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2020	17,990,000	$1,799	$145,750	$(268,644)	$(121,095)

Issuance common stock in connection with change of control in cash	21,220,000	2,122	199,213	-	201,335
Net loss	-	-	-	(95,352)	(95,352)
Balance, July 31, 2021	39,210,000	3,921	344,963	(363,996)	(15,112)

Imputed interest on related party loan	-	-	1,542	-	1,542
Net loss	-	-	-	(34,044)	(34,044)
Balance, July 31, 2022	39,210,000	$3,921	$346,505	$(398,040)	$(47,614)

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(34,044)	$(95,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	1,542	-
Changes in operating assets and liabilities:
Accounts payable	3,520	7,032
Accounts receivable	(8,332)	-
Prepaid expenses	(55)	-
Other receivable -related party	(1,098)	-
Deferred revenue and customer deposits	1,500	-
Payroll liabilities-related party	7,706	-
Accrued interest - related party	-	(11,044)
Net Cash Used in Operating Activities	(29,261)	(99,364)

Cash Flows from Financing Activities:
Proceeds from related party loans	32,338	15,858
Repayment related party loan and accrued interest	-	(120,051)
Proceeds from common stock issuance	-	201,335
Net Cash Provided by Financing Activities	32,338	97,142

Net change in cash	3,077	(2,222)
Cash, beginning of period	10	2,232
Cash, end of period	$3,087	$10

Supplemental cash flow information:
Cash paid for interest	$-	$15,647
Cash paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Audited Financial Statements

July 31, 2022 and 2021

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

The Company intended to offer management and consulting services to healthcare organizations but have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and consulting services related to agreement signed on March 1,2022.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2022, the Company has suffered recurring losses from operations, has an accumulated deficit of $398,040 and earned limited revenues of $41,666. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2023.

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

Accounts Receivable

Accounts receivables are recorded in accordance with ASC 310, “Receivables.” Accounts receivables are recorded at the invoiced amount or agreement and do not bear interest. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31,2022 and 2021. The carrying values of our financial instruments, including, cash, accounts payable and accrued liabilities and loans payable from related party approximate their fair values due to the short-term maturities of these financial instruments.

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

As at July 31, 2022, the Company recorded a customer deposit of $1,500 for an advance on revenue.

 NOTE 3 - RELATED PARTY TRANSACTIONS

•

On July 15, 2014, a corporation controlled by an officer and director committed $75,000 Promissory Note in the form of an unsecured line of credit at an annual interest rate of 5%. On December 31, 2019, the line of credit increased up to $150,000 and was extended to December 31, 2021, and maybe prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. During the year ended July 31,2021, the Company borrowed $14,250 from a corporation controlled by an officer and director. For the year ended July 31, 2021, the Company accrued interest of $4,498.

•

On April 26, 2021, the board of directors of the Company approved a security purchase agreement with T.Benjamin Jennings to sell and issue 21,220,000 shares of common stock at $201,335 in cash (See “Note 1). The Company received the consideration in full and issued the shares on May 12, 2021.

•

On April 26, 2021, in connection with change of the control (“Note 1”), the Company paid off the principal loan of $120,051 and accrued interest of $15,542. As of July 31, 2021, the Company was obligated, for this interest-bearing loan with a balance of $0, and accrued interest of $0.

•	During the year ended July 31, 2021, a corporation controlled by a former officer and director, rendered consulting services of $50,000 and related expenses of $1,613 to the Company and was paid.

•

During the years ended year ended July 31,2022 and 2021, the Company’s shareholder financed of $32,338 and $1,608 for operation expenses, respectively. As of July 31, 2022, the Company was obliged for an unsecured, none-interest bearing demand loan with balance of $33,946 and $1,608, respectively.

•	During the years ended July 31,2022 and 2021, the Company recognized $1,542 and $0 interest on related party loans and imputed in additional paid-in-capital.

•

During the year ended July 31, 2022, the Company recognized and paid $35,000 salary to a member of the board of directors for services rendered to the Company. As at July 31, 2022, the Company recognized a prepaid wages of $1,098 for over payment of salary and payroll liabilities of $7,706.

•

On March 1,2022, the Company entered in a consulting agreement in the field of Healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the year ended July 31,2022, the Company generated revenues of $41,666 and recognized and paid $35,000 salary to a member of the board of directors.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of July 31,2022 and July 31,2021 are as follows:

	July 31, 2022	July 31, 2021
Net operating carryforward	$(398,040)	$(363,996)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	83,588	76,439
Valuation allowance	(83,588)	(76,439)
Deferred income tax assets	$-	$-

As of July 31, 2022, the Company had $398,040 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2037 and 2041. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31,2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2022 are subject to review by the tax authorities.

NOTE 5 - STOCKHOLDERS’ EQUITY

 Preferred Stock

The Company has authorized 50,000,000 shares of preferred stocks with a par value of $0.0001 per share. No preferred stock was issued or outstanding as at July 31, 2022 and 2021.

Common Stock

The Company has authorized 150,000,000 shares of common stocks with a par value of $0.0001 per share.

On April 26, 2021, in connection with change of control (“Note 1”), the Company issued 2,122,000 shares of common stocks in cash for amount of $201,355.

As of July 31, 2022, and 2021, there were 39,210,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – CONCENTRATION

Revenue

During the year ended July 31,2022, the Company entered in a consulting agreement in the field of Healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. As of July 31,2022, all revenue of $41,666 and accounts receivable of $8,332 were diverted from one customer.

Cost of revenue

During the year ended July 31,2022, the cost of revenue of $38,214 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement ‘s services.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of July 31, 2022.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

