Form 10-Q
period 2022-10-31
Panamera Holdings Corp
filed 2023-02-14
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 33,210,000 shares of common stock issued and outstanding as of February 14, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  PANAMERA HOLDINGS CORPORATION

Balance Sheets

(Unaudited)

	October 31,	July 31,
	2022	2022
Assets
Current Assets
Cash	$2,967	$3,087
Prepaid expenses	55	55
Accounts receivable	8,333	8,332
Other receivable -related party	1,498	1,098
Total Current Assets	12,853	12,572

Total Assets	$12,853	$12,572

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$18,278	$17,034
Payroll liabilities - related party	7,631	7,706
Deferred revenue and customer deposits	-	1,500
Due to related party	37,946	33,946
Total Current Liabilities	63,855	60,186

Total Liabilities	63,855	60,186

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 39,210,000 shares issued and outstanding	3,921	3,921
Additional paid in capital	347,338	346,505
Accumulated deficit	(402,261)	(398,040)
Total Stockholders' Deficit	(51,002)	(47,614)
Total Liabilities and Stockholders' Deficit	$12,853	$12,572

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2022	2021

Revenues -related party	$25,001	$-
Cost of revenues	22,894	-
Gross profit	2,107	-

Operating expenses
Professional fees	$5,052	$28
General and administration expenses	443	2,412
Total operating expenses	5,495	2,440

Net loss from operations	(3,388)	(2,440)

Other Expense
Interest expense	(833)	(67)
Total other expense	(833)	(67)

Net loss before taxes	(4,221)	(2,507)

Income tax benefit	-	-

Net loss	$(4,221)	$(2,507)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	39,210,000	39,210,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended October 31, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2022	39,210,000	$3,921	$346,505	$(398,040)	$(47,614)

Impact interest on related party loan	-	-	833	-	833
Net loss for the period	-	-	-	(4,221)	(4,221)
Balance - October 31, 2022	39,210,000	$3,921	$347,338	$(402,261)	$(51,002)

For the Three Months Ended October 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2021	39,210,000	$3,921	$344,963	$(363,996)	$(15,112)
Imputed interest on related party loan	-	-	67	-	67
Net loss for the period	-	-	-	(2,507)	(2,507)
Balance - October 31, 2021	39,210,000	$3,921	$345,030	$(366,503)	$(17,552)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(4,221)	$(2,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	833	67
Changes in operating assets and liabilities:
Accounts payable	1,244	(1,434)
Accounts receivable	(1)	-
Other receivable -related party	(400)	-
Deferred revenue and customer deposits	(1,500)	-
Payroll liabilities - related party	(75)	-
Net Cash Used in Operating Activities	(4,120)	(3,874)

Cash Flows from Financing Activities:
Proceeds from related party loans	4,000	3,875
Net Cash Provided by Financing Activities	4,000	3,875

Net change in cash	(120)	1
Cash, beginning of period	3,087	10
Cash, end of period	$2,967	$11

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Financial Statements

October 31, 2022

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

The Company intended to offer management and consulting services to healthcare organizations but have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and consulting services related to agreement signed on March 1, 2022.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2022, as filed with the SEC on January 06, 2023.

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

As of October 31, 2022 and July 31, 2022, the Company recorded a customer deposit of $0 and $1,500 for an advance on revenue, respectively.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2022, the Company has a loss from operations, an accumulated deficit of $402,261 and has earned limited revenues of $25,001. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2023.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2022, and 2021, the Company’s shareholders financed of $4,000 and $3,875 for operation expenses. As of October 31, 2022, and July 31, 2022, the Company was obliged for an unsecured, non-interest-bearing demand loan with balance of $37,946 and $33,946, respectively. The Company recognized interest of $833 on advance by related party and recorded it as additional paid-in-capital.

During the three months ended October 31, 2022, the Company recognized and paid $21,000 salary to a member of the board of directors for services rendered to the Company. As at October 31, 2022 and July 31, 2022, the Company recognized a prepaid wages of $1,498 and $1,098 for overpayment of salary, respectively.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as at October 31, 2022 and July 31, 2022.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

As of October 31, 2022, and July 31, 2022, there were 39,210,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – CONCENTRATION

Revenue

During the year ended July 31, 2022, the Company entered into a consulting agreement in the field of Healthcare for a monthly fee of $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. As of October 31, 2022, all revenue of $25,001 and accounts receivable of $8,333 were diverted from one customer.

Cost of revenue

During the three ended October 31, 2022, the cost of revenue of $22,894 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement ‘s services.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of October 31, 2022.

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

On December 6, 2022, the Company executed a Share Surrender Agreement with both Douglas Baker and Curtis Summers (the Stockholders) whereby each voluntarily surrendered 1,670,000 and 4,330,000 shares of Company common stock to the Company to be held as treasury shares pursuant to NRS 78.283, respectively. The shares were surrendered on December 15, 2022.

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

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination as described above. As we pursue those other business opportunities, we have engaged to act as a consultant to a healthcare organization through the services of an employee as referenced in the 8-K filed May 24, 2022.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of October 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the period ended October 31, 2022, which are included herein.

Our operating results for the three months ended October 31, 2022 and 2021 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended October 31, 2022 and 2021

	Three Months Ended
	October 31,
	2022	2021	Changes
Revenues	$25,001	$-	$25,001
Operating expenses	$5,495	$2,440	$3,055
Interest expense	$833	$67	$766
Net loss	$4,221	$2,507	$1,714

During the three months ended October 31, 2022, and 2021, we generated $25,001 and $0 revenues, respectively. The revenues are related to consulting services rendered to one customer and $16,668 has been paid and October 2022 fees of $8,333 has been paid on November 1, 2022.

We had a net loss of $4,221 for the three months ended October 31, 2022, and $2,507 for the three months ended October 31, 2021. The increase in net loss of $1,714, was due to an increase in gross profit of $2,107, offset by an increase in operating expenses of $3,055 and interest expenses of $766.

Cost of revenues for the three months ended October 31, 2022 and 2021, were $22,894 and $0, respectively. The cost of revenues was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement‘s services.

Operating expenses for the three months ended October 31, 2022 and 2021 were $5,495 and $2,440, respectively. For the three months ended October 31, 2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $5,052 and general and administrative expenses of $443. For the three months ended October 31,2021, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $28 and general and administrative expenses of $2,412.

Interest expenses for the three months ended October 31, 2022, and 2021, represent interest expense of $833 and $67 to a related party on funds advanced to the Company, respectively.

Balance Sheet Data:

	October 31, 2022	July 31, 2022	Changes
Cash	$2,967	$3,087	$(120)
Working capital deficiency	$(51,002)	$(47,614)	$(3,388)
Total assets	$12,853	$12,572	$281
Total liabilities	$63,855	$60,186	$3,669
Total stockholders' deficit	$(51,002)	$(47,614)	$(3,388)

As of October 31, 2022, our current assets were $12,853, and our current liabilities were $63,855 which resulted in working capital deficiency of $51,002. As of October 31, 2022, current assets were comprised of $2,967 in cash, $55 in prepaid expenses, $8,333 in accounts receivable and $1,498 in other receivable-related party, compared to $3,087 in cash, $55 in prepaid expenses, $8,332 in accounts receivable and $1,098 in other receivable-related party as of July 31, 2022. As of October 31, 2022, current liabilities were comprised of $18,278 in accounts payable, $37,946 in due to related party and $7,631 in payroll liabilities -related party, compared to $17,034 in accounts payable, $33,946 in due to related party, $7,706 in payroll liabilities -related party and $1,500 in customer deposit as of July 31, 2022.

 As of October 31, 2022, our working capital deficiency increased by $3,388 from $47,614 on July 31, 2022, to $51,002 on October 31, 2022, primarily due to an increase in current liabilities of $3,669 and offset by an increase in current assets of $281.

Cash Flow Data:

	Three Months Ended
	October 31,
	2022	2021	Changes
Cash Flows used in Operating Activities	$(4,120)	$(3,874)	$(246)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$4,000	$3,875	$125
Net Change in Cash During Period	$(120)	$1	$(121)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2022, net cash flows used in operating activities was $4,120, consisting of a net loss of $4,221, reduced by imputed interest on related party loan of $833, reduced by an increase in accounts payable of $1,244 and offset by an increase in other receivable - related party of $400, accounts receivable of $1, payroll liabilities -related party of $75 and a decrease in customer deposit of $1,500.

For the three months ended October 31, 2021, net cash flows used in operating activities was $3,874, consisting of a net loss of $2,507, reduced by imputed interest on related party loan of $67 and increased by a decrease in accounts payable of $1,434.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the three months ended October 31, 2022, and 2021, we received $4,000 and $3,875 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of October 31, 2022, our company had a net loss of $4,221 and has earned $25,001 revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2023. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended July 31, 2022, the Company entered in a consulting agreement in the field of Healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. As of October 31, 2022, all revenue of $25,001 and accounts receivable of $8,333 were diverted from one customer.

Cost of revenue

During the three months ended October 31, 2022, the cost of revenue of $22,894 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement‘s services.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On December 2, 2022, our transfer agent files were successfully transitioned from Action Stock Transfer’s accounts to Securities Transfer Corporation (“STC”).  STC is now our stock transfer agent with offices at 2901 N Dallas Parkway Suite 380, Plano, Texas 75093.

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: February 14, 2023	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

