Form 10-Q
period 2023-01-31
Panamera Holdings Corp
filed 2023-03-21
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 33,210,000 shares of common stock outstanding as of March 17, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 PANAMERA HOLDINGS CORPORATION

Balance Sheets

(Unaudited)

	January 31,	July 31,
	2023	2022
Assets
Current Assets
Cash	$3,675	$3,087
Prepaid expenses	-	55
Accounts receivable	8,333	8,332
Other receivable -related party	-	1,098
Total Current Assets	12,008	12,572

Total Assets	$12,008	$12,572

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$22,395	$17,034
Payroll liabilities - related party	8,100	7,706
Deferred revenue and customer deposits	-	1,500
Due to related party	43,946	33,946
Total Current Liabilities	74,441	60,186

Total Liabilities	74,441	60,186

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 39,210,000 shares issued	3,921	3,921
Additional paid in capital	348,903	346,505
Treasury stock, at cost: 6,000,000 shares and 0 shares at January 31, 2023 and July 31, 2022, respectively	(600)	-
Accumulated deficit	(414,657)	(398,040)
Total Stockholders' Deficit	(62,433)	(47,614)
Total Liabilities and Stockholders' Deficit	$12,008	$12,572

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

Revenues -related party	$25,000	$-	$50,001	$-
Cost of revenues - related party	25,970	-	48,864	-
Gross profit (loss)	(970)	-	1,137	-

Operating expenses
Professional fees	$8,167	$5,305	$13,219	$5,333
General and administration expenses	2,294	932	2,737	3,344
Total operating expenses	10,461	6,237	15,956	8,677

Net loss from operations	(11,431)	(6,237)	(14,819)	(8,677)

Other Expense
Interest expense	(965)	(389)	(1,798)	(456)
Total other expense	(965)	(389)	(1,798)	(456)

Net loss before taxes	(12,396)	(6,626)	(16,617)	(9,133)

Income tax benefit	-	-	-	-

Net loss	$(12,396)	$(6,626)	$(16,617)	$(9,133)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	35,492,609	39,210,000	37,361,351	39,210,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended January 31, 2023

			Additional
	Common Stock		Paid in	Treasury Stock			Accumulated
	Shares	Amount	Capital	Shares	Amount		Deficit	Total
Balance - July 31, 2022	39,210,000	$3,921	$346,505		$		$(398,040)	$(47,614)

Imputed interest on related party loan	-	-	833	-		-	-	833
Net loss for the period	-	-	-	-		-	(4,221)	(4,221)
Balance - October 31, 2022	39,210,000	3,921	347,338	-		-	(402,261)	(51,002)

Imputed interest on related party loan	-	-	965	-		-	-	965
Common stock surrender, held as treasury stock	-	-	600	(6,000,000)		(600)	-	-
Net loss for the period	-	-	-				(12,396)	(12,396)
Balance - January 31, 2023	39,210,000	$3,921	$348,903	(6,000,000)		$(600)	$(414,657)	$(62,433)

For the Three and Six Months Ended January 31, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2021	39,210,000	$3,921	$344,963	$(363,996)	$(15,112)

Imputed interest on related party loan	-	-	67	-	67
Net loss for the period	-	-	-	(2,507)	(2,507)
Balance - October 31, 2021	39,210,000	3,921	345,030	(366,503)	(17,552)

Imputed interest on related party loan	-	-	209	-	209
Net loss for the period	-	-	-	(6,626)	(6,626)
Balance - January 31, 2022	39,210,000	$3,921	$345,239	$(373,129)	$(23,969)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(16,617)	$(9,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	1,798	276
Changes in operating assets and liabilities:
Accounts payable	5,361	1,633
Accounts receivable	(1)	-
Prepaid expenses	55	-
Other receivable -related party	1,098	-
Deferred revenue and customer deposits	(1,500)	-
Payroll liabilities - related party	394	-
Net Cash Used in Operating Activities	(9,412)	(7,224)

Cash Flows from Financing Activities:
Proceeds from related party loans	10,000	7,228
Net Cash Provided by Financing Activities	10,000	7,228

Net change in cash	588	4
Cash, beginning of period	3,087	10
Cash, end of period	$3,675	$14

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Share surrender, heled as treasury stock	$600	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Financial Statements

January 31, 2023

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

The Company intended to offer management and consulting services to healthcare organizations but have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and consulting services related to an agreement effective on March 1, 2022 with First DP Ventures, LP dba First Primary Care of Houston, Texas.

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

As of January 31, 2023, and July 31, 2022, the Company recorded a customer deposit of $0 and $1,500 for an advance on revenue, respectively.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2023, the Company has a loss from operations, an accumulated deficit of $414,657 and has earned limited revenues of $50,001. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2023.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2023, and 2022, the Company’s shareholders financed of $10,000 and $7,228 for operation expenses. As of January 31, 2023, and July 31, 2022, the Company was obliged for an unsecured, non-interest-bearing demand loan with balance of $43,946 and $33,946, respectively. The Company recognized interest of $1,798 on advance by related party and recorded it as additional paid-in-capital.

As discussed in Note 5, related parties surrendered common stock to the Company.

During the six months ended January 31, 2023, the Company recognized and paid $44,000 salary to a member of the board of directors for services rendered to the Company. As at January 31, 2023 and July 31, 2022, the Company recognized a prepaid wages of $0 and $1,098 for overpayment of salary, respectively.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as at January 31, 2023 and July 31, 2022.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

On December 6, 2022, the Company entered into a share surrender agreement with two shareholders, who are also directors of the Company, whereby they voluntarily surrendered 6,000,000 shares of common stock to the Company to be held as treasury stock. The shares of common stock were originally issued as founders shares on May 21, 2014, at par value and therefore upon surrender there was no gain or loss.

As of January 31, 2023, there were 39,210,000 shares of common stock issued and 3,321,000 shares of common stock outstanding.

As of July 31, 2022, there were  39,210,000 shares of common stock issued and outstanding.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of January 31, 2023, the Company had 6,000,000 shares of treasury stock valued at $600.

NOTE 6 – CONCENTRATION

Revenue

During the year ended July 31, 2022, the Company entered into a consulting agreement in the field of Healthcare for a monthly fee of $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. As of January 31, 2023, all revenue of $50,001 and accounts receivable of $8,333 were diverted from one customer.

Cost of revenue

During the six months ended January 31, 2023, the cost of revenue of $48,864 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement ‘s services.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of January 31, 2023.

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

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination as described above. As we pursue those other business opportunities, we have commenced business operations by engaging to act as a consultant to a healthcare organization through the services of an employee pursuant to a consulting agreement with First DP Ventures, LP dba First Primary Care of Houston, Texas as referenced in the 8-K filed May 24, 2022.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of January 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

As we pursue those other business opportunities, we have commenced business operations by engaging to act as a consultant to a healthcare organization, First DP Ventures, LP dba First Primary Care of Houston, Texas, through the services of an employee.

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

Results of Operations

 The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended January 31, 2023, which are included herein.

Our operating results for the three months ended January 31,2023 and 2022 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended January 31,2023 and 2022

	Three Months Ended
	January 31,
	2023	2022	Changes
Revenues	$25,000	$-	$25,000
Cost of revenues	$25,970	$-	$25,970
Operating expenses	$10,461	$6,237	$4,224
Interest expense	$965	$389	$576
Net loss	$12,396	$6,626	$5,770

During the three months ended January 31, 2023, and 2022, we generated $25,000 and $0 revenues, respectively. The revenues are related to consulting services rendered to one customer and $16,667 has been paid and January 2023 fees of $8,333 has been paid on February 1, 2023.

We had a net loss of $12,396 for the three months ended January 31, 2023, and $6,626 for the three months ended January 31, 2022. The increase in net loss of $5,770, was due to an increase in gross loss of $970, operating expenses of $4,224 and interest expenses of $576.

Cost of revenues for the three months ended January 31,2023 and 2022, were $25,970 and $0, respectively. The cost of revenues was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement ‘s services.

Operating expenses for the three months ended January 31, 2023 and 2022 were $10,461and $6,237, respectively. For the three months ended January 31, 2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $8,167 and general and administrative expenses of $2,294. For the three months ended January 31,2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $5,305 and general and administrative expenses of $932.

Interest expenses for the three months ended January 31, 2023, and 2022, represent interest expense of $965 and $389 to a related party on funds advanced to the Company, respectively.

 Results of Operations for the six months ended January 31,2023 and 2022

	Six Months Ended
	January 31,
	2023	2022	Changes
Revenues	$50,001	$-	$50,001
Cost of revenues	48,864	-	$48,864
Operating expenses	15,956	8,677	$7,279
Interest expense	1,798	456	$1,342
Net loss	$16,617	$9,133	$7,484

During the six months ended January 31, 2023, and 2022, we generated $50,001 and $0 revenues, respectively. The revenues are related to consulting services rendered to one customer and $41,668 has been paid and January 2023 fees of $8,333 has been paid on February 1, 2023.

We had a net loss of $16,617 for the six months ended January 31, 2023, and $9,133 for the six months ended January 31, 2022. The increase in net loss of $7,484, was due to an increase in gross profit of $1,137, offset by an increase in operating expenses of $7,279 and interest expenses of $1,342.

Cost of revenues for the six months ended January 31,2023 and 2022, were $48,864 and $0, respectively. The cost of revenues was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement ‘s services.

Operating expenses for the six months ended January 31,2023 and 2022 were $15,956 and $8,677, respectively. For the six months ended January 31, 2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $13,219 and general and administrative expenses of $2,737. For the six months ended January 31,2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $5,333 and general and administrative expenses of $3,344.

Interest expenses for the six months ended January 31, 2023, and 2022, represent interest expense of $1,798 and $456 to a related party on funds advanced to the Company, respectively.

Balance Sheet Data:

	January 31, 2023	July 31, 2022	Changes
Cash	$3,675	$3,087	$588
Working capital deficiency	$(62,433)	$(47,614)	$(14,819)
Total assets	$12,008	$12,572	$(564)
Total liabilities	$74,441	$60,186	$14,255
Total stockholders' deficit	$(62,433)	$(47,614)	$(14,819)

As of January 31, 2023, our current assets were $12,008, and our current liabilities were $74,441 which resulted in working capital deficiency of $62,433. As of January 31, 2023, current assets were comprised of $3,675 in cash and $8,333 in accounts receivable, compared to $3,087 in cash, $55 in prepaid expenses, $8,332 in accounts receivable and $1,098 in other receivable-related party as of July 31, 2022. As of January 31, 2023, current liabilities were comprised of $22,395 in accounts payable, $43,946 in due to related party and $8,100 in payroll liabilities -related party, compared to $17,034 in accounts payable, $33,946 in due to related party, $7,706 in payroll liabilities -related party and $1,500 in customer deposit as of July 31, 2022.

 As of January 31, 2023, our working capital deficiency increased by $14,819 from $47,614 on July 31, 2022, to $62,433 on January 31, 2023, primarily due to an increase in current liabilities of $14,255 and a decrease in current assets of $564.

Cash Flow Data:

	Six Months Ended
	January 31,
	2023	2022	Changes
Cash Flows used in Operating Activities	$(9,412)	$(7,224)	$(2,188)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$10,000	$7,228	$2,772
Net Change in Cash During Period	$588	$4	$584

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2023, net cash flows used in operating activities was $9,412, consisting of a net loss of $16,617, reduced by imputed interest on related party loan of $1,798, reduced by an increase in accounts payable of $5,361 and by a decrease in prepaid expenses of $55, other receivable -related party of $1,098, payroll liabilities -related party of $394 offset by an increase in  accounts receivable of $1and a decrease in customer deposit of $1,500.

For the six months ended January 31, 2022, net cash flows used in operating activities was $7,224, consisting of a net loss of $9,133, reduced by imputed interest on related party loan of $276 and reduced by an increase in accounts payable of $1,633.

Cash Flows from Financing Activities

We have financed our operations loans from a related party. For the six months ended January 31, 2023, and 2022, we received $10,000 and $7,228 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of January 31, 2023, our company had a net loss of $16,617 and has earned $50,001 revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2023. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended July 31, 2022, the Company entered in a consulting agreement in the field of Healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. As of January 31, 2023, all revenue of $50,001 and accounts receivable of $8,333 were diverted from one customer.

Cost of revenue

During the six months ended January 31, 2023, the cost of revenue of $48,864 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement ‘s services.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six  months ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: March 21, 2023	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

