Form 10-Q
period 2023-04-30
Panamera Holdings Corp
filed 2023-06-16
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-55569

PANAMERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5051 Westheimer, Suite 1200 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 878-7200

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 33,410,000 shares of common stock outstanding as of June 14, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2023	2022
Assets
Current Assets
Cash	$931	$3,087
Prepaid expenses	-	55
Accounts receivable	8,333	8,332
Other receivable -related party	-	1,098
Total Current Assets	9,264	12,572

Total Assets	$9,264	$12,572

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$27,466	$17,034
Payroll liabilities - related party	7,631	7,706
Deferred revenue and customer deposits	-	1,500
Due to related party	44,746	33,946
Total Current Liabilities	79,843	60,186

Total Liabilities	79,843	60,186

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 39,210,000 shares issued	3,921	3,921
Additional paid in capital	349,936	346,505
Treasury stock, at cost: 6,000,000 shares and 0 shares at April 30, 2023 and July 31, 2022, respectively	(600)	-
Accumulated deficit	(423,836)	(398,040)
Total Stockholders' Deficit	(70,579)	(47,614)
Total Liabilities and Stockholders' Deficit	$9,264	$12,572

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

Revenues -related party	$25,000	$16,667	$75,001	$16,667
Cost of revenues -related party	22,907	15,720	71,771	15,720
Gross profit	2,093	947	3,230	947

Operating expenses
Professional fees	$8,919	$12,668	$22,138	$18,001
General and administration expenses	1,320	7,891	4,057	11,235
Total operating expenses	10,239	20,559	26,195	29,236

Net loss from operations	(8,146)	(19,612)	(22,965)	(28,289)

Other Expense
Interest expense	(1,033)	(485)	(2,831)	(941)
Total other expense	(1,033)	(485)	(2,831)	(941)

Net loss before taxes	(9,179)	(20,097)	(25,796)	(29,230)

Income tax benefit	-	-	-	-

Net loss	$(9,179)	$(20,097)	$(25,796)	$(29,230)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	33,210,000	39,210,000	36,012,920	39,210,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended April 30, 2023

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance - July 31, 2022	39,210,000	$3,921	$346,505	-	$-	$(398,040)	$(47,614)

Imputed interest on related party loan	-	-	833	-	-	-	833
Net loss for the period	-	-	-	-	-	(4,221)	(4,221)
Balance - October 31, 2022	39,210,000	3,921	347,338	-	-	(402,261)	(51,002)

Imputed interest on related party loan	-	-	965	-	-	-	965
Share surrender, heled as treasury stock	-	-	600	(6,000,000)	(600)	-	-
Net loss for the period	-	-	-			(12,396)	(12,396)
Balance - January 31, 2023	39,210,000	3,921	348,903	(6,000,000)	(600)	(414,657)	(62,433)

Imputed interest on related party loan	-	-	1,033	-	-	-	1,033
Net loss for the period	-	-	-			(9,179)	(9,179)
Balance - April 30, 2023	39,210,000	$3,921	$349,936	(6,000,000)	$(600)	$(423,836)	$(70,579)

For the Three and Nine Months Ended April 30, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2021	39,210,000	$3,921	$344,963	$(363,996)	$(15,112)

Imputed interest on related party loan	-	-	67	-	67
Net loss for the period	-	-	-	(2,507)	(2,507)
Balance - October 31, 2021	39,210,000	3,921	345,030	(366,503)	(17,552)

Imputed interest on related party loan	-	-	209	-	209
Net loss for the period	-	-	-	(6,626)	(6,626)
Balance - January 31, 2022	39,210,000	3,921	345,239	(373,129)	(23,969)

Imputed interest on related party loan	-	-	485	-	485
Net loss for the period	-	-	-	(20,097)	(20,097)
Balance - April 30, 2022	39,210,000	$3,921	$345,724	$(393,226)	$(43,581)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(25,796)	$(29,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	2,831	761
Changes in operating assets and liabilities:
Accounts payable	10,432	6,228
Accounts receivable	(1)	-
Prepaid expenses	55	(55)
Other receivable -related party	1,098	(2,371)
Deferred revenue and customer deposits	(1,500)	1,500
Payroll liabilities - related party	(75)	-
Net Cash Used in Operating Activities	(12,956)	(23,167)

Cash Flows from Financing Activities:
Proceeds from related party loans	10,800	27,338
Net Cash Provided by Financing Activities	10,800	27,338

Net change in cash	(2,156)	4,171
Cash, beginning of period	3,087	10
Cash, end of period	$931	$4,181

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Share surrender, held as treasury stock	$600	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Financial Statements

April 30, 2023

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

The Company intended to offer management and consulting services to healthcare organizations but have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and consulting services related to an agreement effective on March 1, 2022, with First DP Ventures, LP dba First Primary Care of Houston, Texas.

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

The Company has one annual consulting contract that requires a fixed monthly payment of $8,333. The company recognizes the monthly revenue at the beginning of the month and any cash payments received in advance are recorded as deferred revenue until all obligations have been met as specified in the related customer contract.

As of April 30, 2023, and July 31, 2022, the Company recorded a customer deposit of $0 and $1,500 for an advance on revenue, respectively.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2023, the Company has a loss from operations, an accumulated deficit of $423,836 and has earned limited revenues of $75,001. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2023.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2023, and 2022, the Company’s shareholders financed $10,800 and $27,338 for operation expenses. As of April 30, 2023, and July 31, 2022, the Company was obliged for an unsecured, non-interest-bearing demand loan with balance of $44,746 and $33,946, respectively. The Company recognized interest of $2,831 on advance by related party and recorded it as additional paid-in-capital.

As discussed in Note 5, related parties surrendered common stock to the Company.

During the nine months ended April 30, 2023, the Company recognized and paid $65,000 salary to a member of the board of directors for services rendered to the Company. As at April 30, 2023 and July 31, 2022, the Company recognized prepaid wages of $0 and $1,098 for overpayment of salary, respectively.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of April 30, 2023, and July 31, 2022.

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

As of April 30, 2023, there were 39,210,000 shares of common stock issued and 33,210,000 shares of common stock outstanding.

As of July 31, 2022, there were 39,210,000 shares of common stock issued and outstanding.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of April 30, 2023, the Company had 6,000,000 shares of treasury stock valued at $600.

NOTE 6 – CONCENTRATION

Revenue

During the year ended July 31, 2022, the Company entered into a consulting agreement in the field of healthcare for a monthly fee of $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. As of April 30, 2023, all revenue of $75,001 and accounts receivable of $8,333 were diverted from one customer.

Cost of revenue

During the nine months ended April 30, 2023, the cost of revenue of $71,771 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of April 30, 2023.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, other than the issuance and sale of 200,000 shares of restricted common stock sold to one purchaser at a price of $1.00 per share as reported in a Form D filing of May 15, 2023.

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

Our address is 5051 Westheimer Suite 1200, Houston, Texas 77056. Our telephone number is (713) 878-7200.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of April 30, 2023. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended April 30, 2023, which are included herein.

Our operating results for the nine months ended April 30,2023 and 2022 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended April 30,2023 and 2022

	Three Months Ended
	April 30,
	2023	2022	Changes
Revenues	$25,000	$16,667	$8,333
Cost of revenues	$22,907	$15,720	$7,187
Operating expenses	$10,239	$20,559	$(10,320)
Interest expense	$1,033	$485	$548
Net loss	$9,179	$20,097	$(10,918)

During the three months ended April 30, 2023, and 2022, we generated $25,000 and $16,667 revenues, respectively. The revenues are related to consulting services rendered to one customer and $16,667 has been paid and April 2023 fees of $8,333 has been paid on May 1, 2023.

We had a net loss of $9,179 for the three months ended April 30, 2023, and $20,097 for the three months ended April 30, 2022. The decrease in net loss of $10,918 was due to an increase in gross profit of $1,146, a decrease in operating expenses of $10,320 offset by an increase in interest expenses of $548.

Cost of revenues for the three months ended April 30,2023 and 2022, were $22,907 and $15,720, respectively. The cost of revenues was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

Operating expenses for the three months ended April 30, 2023, and 2022 were $10,239and $20,559, respectively. For the three months ended April 30, 2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $8,919 and general and administrative expenses of $1,320. For the three months ended April 30,2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $12,668 and general and administrative expenses of $7,891.

Interest expenses for the three months ended April 30, 2023, and 2022, represent interest expenses of $1,033 and $485 to a related party on funds advanced to the Company, respectively.

Results of Operations for the nine months ended April 30,2023 and 2022

	Nine Months Ended
	April 30,
	2023	2022	Changes
Revenues	$75,001	$16,667	$58,334
Cost of revenues	71,771	15,720	$56,051
Operating expenses	26,195	29,236	$(3,041)
Interest expense	2,831	941	$1,890
Net loss	$25,796	$29,230	$(3,434)

During the nine months ended April 30, 2023, and 2022, we generated $75,001 and $16,667 revenues, respectively. The revenues are related to consulting services rendered to one customer and $66,668 has been paid and April 2023 fees of $8,333 has been paid on May 1, 2023.

We had a net loss of $25,796 for the nine months ended April 30, 2023, and $29,230 for the nine months ended April 30, 2022. The decrease in net loss of $3,434, was due to an increase in gross profit of $2,283, a decrease in operating expenses of $3,041, offset by an increase in interest expenses of $1,890.

Cost of revenues for the nine months ended April 30,2023 and 2022, were $71,771 and $15,720, respectively. The cost of revenues was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

Operating expenses for the nine months ended April 30,2023 and 2022 were $26,195 and $29,236, respectively. For the nine months ended April 30, 2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $22,138 and general and administrative expenses of $4,057. For the nine months ended April 30,2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $18,001 and general and administrative expenses of $11,235.

Interest expenses for the nine months ended April 30, 2023, and 2022, represent interest expenses of $2,831 and $941 to a related party on funds advanced to the Company, respectively.

Balance Sheet Data:

	April 30, 2023	July 31, 2022	Changes
Cash	$931	$3,087	$(2,156)
Working capital deficiency	$(70,579)	$(47,614)	$(22,965)
Total assets	$9,264	$12,572	$(3,308)
Total liabilities	$79,843	$60,186	$19,657
Total stockholders' deficit	$(70,579)	$(47,614)	$(22,965)

As of April 30, 2023, our current assets were $9,264, and our current liabilities were $79,843 which resulted in working capital deficiency of $70,579. As of April 30, 2023, current assets were comprised of $931 in cash and $8,333 in accounts receivable, compared to $3,087 in cash, $55 in prepaid expenses, $8,332 in accounts receivable and $1,098 in other receivable-related party as of July 31, 2022. As of April 30, 2023, current liabilities were comprised of $27,466 in accounts payable, $44,746 in due to related party and $7,631 in payroll liabilities -related party, compared to $17,034 in accounts payable, $33,946 in due to related party, $7,706 in payroll liabilities -related party and $1,500 in customer deposit as of July 31, 2022.

 As of April 30, 2023, our working capital deficiency increased by $22,965 from $47,614 on July 31, 2022, to $70,579 on April 30, 2023, primarily due to an increase in current liabilities of $19,657 and a decrease in current assets of $3,308.

Cash Flow Data:

	Nine Months Ended
	April 30,
	2023	2022	Changes
Cash Flows used in Operating Activities	$(12,956)	$(23,167)	$10,211
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$10,800	$27,338	$(16,538)
Net Change in Cash During Period	$(2,156)	$4,171	$(6,327)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2023, net cash flows used in operating activities was $12,956, consisting of a net loss of $25,796, reduced by imputed interest on related party loan of $2,831, reduced by an increase in accounts payable of $10,432 and by a decrease in prepaid expenses of $55, other receivable -related party of $1,098 offset by an increase in  accounts receivable of $1,by a decrease in customer deposit of $1,500 and payroll liabilities -related party of $75.

For the nine months ended April 30, 2022, net cash flows used in operating activities was $23,167, consisting of a net loss of $29,230, reduced by imputed interest on related party loan of $761 and reduced by an increase in accounts payable of $6,228 and deferred revenue and customer deposit of $1,500 offset by an increase in prepaid expenses of $55 and other receivable-related party of $2.371.

Cash Flows from Financing Activities

We have financed our operations with loans from a related party. For the nine months ended April 30, 2023, and 2022, we received $10,800 and $27,338 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of April 30, 2023, our company had a net loss of $25,796 and has earned $75,001 revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2023. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The company recognizes the monthly revenue at the beginning of the month and any cash payments received in advance are recorded as deferred revenue until all obligations have been met as specified in the related customer contract.

During the year ended July 31, 2022, the Company entered in a consulting agreement in the field of Healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. As of April 30, 2023, all revenue of $75,001 and accounts receivable of $8,333 were diverted from one customer.

Cost of revenue

During the nine months ended April 30, 2023, the cost of revenue of $71,771 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine  months ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)

(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1/31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
(32)	Section 1350 Certifications
32.1/32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes -Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: June 16, 2023	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

