Form 10-K/A
period 2022-07-31
Panamera Holdings Corp
filed 2023-09-19
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock $0.0001 par value per share

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

33,210,000 shares of common stock issued and outstanding as of December 30, 2022

EXPLANATORY NOTE

Panamera Holdings Corp. (the “Registrant”) is filing this Amendment No. 1 to Form 10-K for the fiscal year ended July 31, 2022 (“Amendment No. 1”) to amend the original Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission (SEC) on January 6, 2023 (the “Original Report”), to correct:

(a)	certain errors on the cover page of the Original Report, including:

(1)	the failure to include the Registrant’s common stock as a security registered pursuant to Section 12(g) of the Act;

(2)	the inadvertent check mark next to the box for emerging growth company status (the Registrant is no longer an emerging growth company);

(3)	the failure to include the new check boxes relating to the correction of previously issued financial statements and recovery of incentive-based compensation; and

(4)	the date that the reference to common stock outstanding relates to;

(b)	to include the Description of the Registrant’s common stock as Exhibit 4.1 hereof; and

(c)	to include the signatures of the Company’s Principal Accounting/Financial Officer and Board of Directors which were inadvertently left out of the Original Report.

No changes are hereby made to the Registrant’s financial statements. Other than the changes discussed above and the filing of the currently dated certifications, no changes have been made to the Original Report or the exhibits filed therewith. The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Report.

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

On December 30, 2022, the shareholders’ list showed 24 registered shareholders with 33,210,000 shares of common stock outstanding.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 30, 2022, certain information with respect to the beneficial ownership of our Common and Preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our Common and Preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common and Preferred Stock, except as otherwise indicated.

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

_________________

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 30, 2022. As of December 30, 2022 there were 33,210,000 shares of our company’s common stock issued and outstanding.

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

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(4)	Instruments defining the rights of security holders, including indentures.
4.1*	Description of the Registrant’s Common Stock
(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.
104.*	Inline XBRL for the cover page of this Annual Report on Form 10-K/A, included in the Exhibit 101 Inline XBRL Document Set.

____________

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PANAMERA HOLDINGS CORPORATION

Dated: September 19, 2023	By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director (Principal Executive)

Dated: September 19, 2023	By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, and Director (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 19, 2023

By:	/s/ Stanley F. Wilson
Stanley F. Wilson
Director

Date: September 19, 2023

By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, and Director (Principal Financial/Accounting Officer)

Date: September 19, 2023

By:	/s/ Christopher N. Barakat
Christopher N. Barakat
Director

Date: September 19, 2023

By:	/s/ Curtis Summers
Curtis Summers
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

