Form 10-K
period 2023-07-31
Panamera Holdings Corp
filed 2023-11-16
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________

Commission file number 000-55569

PANAMERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5051 Westheimer, Suite 1200 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 878-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $12,487,500. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 35,410,000 shares of common stock were issued and outstanding as of November 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These include the fact that:

•	We require additional financing, and we may not be able to raise funds on favorable terms or at all, which raises questions about our ability to continue as a going concern;
•	We have been and may continue to be negatively impacted by inflation;
•	Because we have a limited operating history our future operations may not result in profitable operations;
•	We rely on our management and if they were to leave our company our business plan could be adversely affected;
•	Our operating results may fluctuate due to factors that are difficult to forecast and not within our control;
•	Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders;
•	We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;
•	Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters;
•	Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock;
•	There is currently a limited public market for our common stock, which is volatile, sporadic and an illiquid market;
•	We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends;
•	Our common stock is considered a “penny stock” under SEC rules and it may be more difficult to resell securities classified as “penny stock”;
•	We have established preferred stock which can be designated by the Company’s Board of Directors without stockholder approval;
•	Our ability to grow and compete in the future will be adversely affected if adequate capital is not available;
•	If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected;
•	If we make any acquisitions, they may disrupt or have a negative impact on our business;
•	We incur ongoing costs and expenses for SEC reporting and compliance;
•	Increasing attention to environmental, social, and governance (ESG) matters may impact our business; and
•	Climate change, climate change regulations and greenhouse gas effects may adversely impact our operations.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results and we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future, except as required by law.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Unless the context requires otherwise, references to:

•	the “Company,” “we,” “us,” “our,” and “Panamera,” refer specifically to Panamera Holdings Corporation and its consolidated subsidiaries;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

General Overview

Panamera Holdings Corporation (“Panamera” or the “Company”) was incorporated under the laws of the State of Nevada on May 20, 2014, as Panamera Healthcare Corporation. On October 21, 2021, we changed our name to Panamera Holdings Corporation and increased the number of our authorized shares from 200,000,000 shares to 600,000,000 shares, par value $0.0001 per share, of which 550,000,000 were common stock and 50,000,000 were preferred stock.

The Company originally intended to offer management and consulting services to healthcare organizations, but current management has redirected efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and providing consulting services to a healthcare company and activities in the scrap metal business..

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

Management of our Company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Markets, such as: (i) the ability to use securities to acquire assets or businesses which can then be registered; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

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

Currently, we have one source of revenue, a consulting agreement with a healthcare organization, which is described below under “Consulting Agreement”. We are not able to fund our cash requirements through our current operations. We have been reliant on a company controlled by our CEO and Chairman, T. Benjamin Jennings, to provide financial contributions and services to keep the Company operating. Further, we believe that our Company may have difficulties raising capital from other sources until we locate a prospective business combination candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder, officers or directors, to continue to provide financial contributions.

Consulting Agreement

On May 18, 2022, we entered into a Consulting Agreement with (“First DP” and the “Consulting Agreement”), which is controlled by Jay Medley. Pursuant to the Consulting Agreement, First DP engaged the Company to provide consulting services in the field of healthcare beginning on March 1, 2022. The services include (1) clinical related issues while acting as a medium between physicians and member representatives; (2) observing and recommending supportive chronic disease, wellness and other programs that will further enhance offerings and bringing various referral partners together to streamline cash/direct pay for members; (3) attending events and representing First DP at those events to drive new business and to form relationships with critical industry partners to increase employer sponsored memberships; (4) meeting with strategic entities to develop partnerships that result in memberships through their organization; (5) networking at local, regional, and state events to generate employer leads for First DP; (6) sourcing and meeting with primary care physicians for the purposes of recruiting more doctors for First DP; (7) meeting with non-revenue generating partners and bringing concepts back to First DP to drive better member experiences, doctor retention and customary acquisition; (8) meeting with VCs, private equity and other strategic partners for the purposes of capital raising and introductions; and (9) identifying acquisition targets and greenfield opportunities for First DP.

As compensation for services rendered pursuant to the Consulting Agreement, First DP agreed to pay us $8,333 per month, as well as sales commissions, including $100 for each new employee which signs up for First DP’s primary care membership and an amount equal to the first month’s membership fee, for each employee which signs up for First DP’s virtual primary care membership.

First DP is also required to reimburse our expenses, provide primary healthcare for Chris Barakat, our director and his immediate family at cost, and reimbursement, with First DP’s approval, for Mr. Barakat’s tuition, travel, and other costs in connection with his formal education, training and related activities.

The Consulting Agreement includes customary indemnification and confidentiality obligations.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, https://panameraholdings.com, which website and the information thereon we are not incorporating by reference into this Report.

Employees

As of July 31, 2023, we have an employment agreement with Christopher Barakat, a member of our board of directors. The other officers and directors are donating their time to the development of our company and are able to fulfill part-time requirements.

We have no other employees, and do not foresee hiring additional employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfil the requirements of engagements that exceed our officers’ time constraints.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at www.sec.gov. Our internet address is https://panameraholdings.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as the other information in this filing before deciding to invest in our company. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price or value of our common stock could be materially adversely affected, and you may lose all or part of your investment.

Risks Related to Our Business Operations:

We require additional financing, and we may not be able to raise funds on favorable terms or at all, which raises questions about our ability to continue as a going concern.

As of July 31, 2023, the Company has suffered recurring losses from operations, has an accumulated deficit of $7,522,698 and earned limited revenues of $100,001 for the year ended July 31, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital and related party advances, provided that none are currently planned and no related parties are required to fund our operations. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements included herein also include a going concern footnote from our auditors.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

•	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

•

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

•

if we fail to obtain required additional financing, we will need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

We have been and may continue to be negatively impacted by inflation.

Increases in inflation have had an adverse effect on our results of operations. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia, and the conflict in Israel. Continuing increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment, material costs and services and the margins, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn raises our cost of debt borrowing.

Because we have a limited operating history our future operations may not result in profitable operations.

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. As of July 31, 2023, the Company has suffered recurring losses from operations, has an accumulated deficit of $7,522,698 and earned limited revenues of $100,001 for the year ended July 31, 2023. We may not have profitable operations in the future to ensure our continuation.

We rely on our management and if they were to leave our company our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, who play an active role in our operations. Moving forward, should the services of such persons be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan. If our executive officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions;

•	our ability to effectively manage our working capital;

•	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

•	global epidemics and pandemics and the U.S.’s responses thereto;

•	pricing and availability of labor and materials;

•	increases in inflation and interest rates;

•	declines in local, U.S. and global economic activities, including potential rescissions;

•	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

•	seasonal fluctuations in demand and our revenue; and

•	disruption in the supply of materials.

Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders.

T. Benjamin Jennings, our President, Chief Executive Officer and director, beneficially owns approximately 65.6% of the issued and outstanding shares of our common stock. As a result, he controls approximately a majority of the stockholder vote. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Jennings controls the vote on all stockholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Jennings may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

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

All of our current revenues are derived from a Consulting Agreement with a related party.

We currently derive all of our revenue from the Consulting Agreement with First DP Ventures, LP, DBA First Primary Care, which is controlled by Jay Medley. In the event the Consulting Agreement is terminated or the interests of Mr. Medley differ from other stockholders, that agreement may be terminated by them, which would materially impact our business.

Regulatory, corporate governance and reporting risks:

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements, a failure to meet our reporting and financial obligations, loss of revenue and theft, and such failure to maintain ineffective controls and procedures has already resulted in, and may in the future result in, a non-approved transaction, which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of July 31, 2023, our Company’s Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial and accounting officer), have determined that our disclosure controls and procedures were not effective. Separately, as of July 31, 2023, management has identified a material weakness in our internal control over financial reporting. We determined that we had a material weakness because, the Company has no formal control process related to the identification and approval of related party transactions and because, as a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and The Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or The Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

We do not currently have an independent audit or compensation committee. As a result, our directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Risks relating to our common stock:

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

There is currently a limited public market for our common stock, which is volatile, sporadic and an illiquid market.

To date only a limited number of shares of our common stock have traded and a significant market may not develop in the future. If for any reason a more robust public trading market does not develop, stockholders may have difficulty selling their shares of common stock should they desire to do so.

Even if a more significant trading market develops, we cannot predict how liquid that market might become. The trading price of our common stock, if any, in the future, is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

These factors include:

•	Quarterly variations in our results of operations or those of our competitors;

•	Announcements by us or our competitors;

•	Disruption to our operations;

•	Commencement of, or our involvement in, litigation;

•	Any major change in our board or management;

•	Changes in governmental regulations or in the status of our regulatory approvals; and

•	General market conditions and other factors, including factors unrelated to our own operating performance.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such public companies. Such fluctuations may be even more pronounced in the future. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We also currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including those discussed above. Our stock price may also be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, global epidemics or pandemics, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

Our common stock is considered a “penny stock” under SEC rules and it may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00 (or obtain a listing on a national securities exchange), our common stock will continue to be a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other Federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due to, among other reasons, the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

We have established preferred stock which can be designated by the Company’s Board of Directors without stockholder approval.

We have authorized capital stock consisting of 550,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share. As of the date of this Report, we have 35,410,000 shares of common stock issued and outstanding and no outstanding shares of preferred stock. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company prior to the issuance of any shares thereof. The preferred stock may have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. Because the board of directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s stockholders, stockholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. Investors should keep in mind that the board of directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

General risk factors:

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, finance and general administration and operations. To manage any future growth, we must continue to improve our operational and financial processes and systems and expand, train and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require rapid expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

•	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses, and adversely affect our results of operations.

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in more than $80,000.00 per year of ongoing costs.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

If persons engage in short sales of our common stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Stockholders could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

The Company does not insure against all potential losses, which could result in significant financial exposure.

The Company does not have commercial insurance or third-party indemnities to fully cover all operational risks or potential liability in the event of a significant incident or series of incidents causing catastrophic loss. As a result, the Company is, to a substantial extent, self-insured for such events. The Company relies on existing liquidity, financial resources and borrowing capacity to meet short-term obligations that would arise from such an event or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which the Company is self-insured, not fully insured or for which insurance recovery is significantly delayed could have a material adverse effect on the Company’s results of operations or financial condition.

Increasing attention to environmental, social, and governance (ESG) matters may impact our business.

Increasing attention to ESG matters, including those related to climate change and sustainability, increasing societal, investor and legislative pressure on companies to address ESG matters, may result in increased costs, reduced revenues, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate-related risks. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and investment community divestment initiatives, among other actions, may lead to negative investor sentiment toward the Company and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including biodiversity, waste and water, may increase costs, require changes in how we operate and lead to negative stakeholder sentiment.

Climate change, climate change regulations and greenhouse gas effects may adversely impact our operations.

There is a growing political and scientific consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states and countries have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance, or ability to compete. Climate change could have a material adverse effect on our financial condition, results of operations and cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office location and mailing address is 5051 Westheimer, Suite 1200, Houston, Texas, 77056. The square footage is approximately 300 square feet.  The office is provided at no cost to us.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any material pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our Company.

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

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Markets Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Due to the fact that trading in our common stock is extremely sporadic, with multiple trading days where no trading occurs, and limited, with many trading days trading no shares of common stock, we believe the high and low sales prices below should not be relied upon as a basis for determining the value of our common stock.

12 Month Period Ended July 31, 2023	High	Low
Quarter ended July 31, 2023	$4.50	$1.05
Quarter ended April 30, 2023	$2.50	$.625
Quarter ended January 31, 2023	$4.00	$1.25
Quarter ended October 31, 2023	$7.00	$4.00

12 Month Period Ended July 31, 2022	High	Low
Quarter ended July 31, 2022	$7.50	$7.50
Quarter ended April 30, 2022	$10.00	$5.00
Quarter ended January 31, 2022	$6.25	$4.75
Quarter ended October 31, 2022	$4.75	$2.00

Securities Transfer Corporation at 2901 Dallas Parkway, Suite 380 Plano, TX 75093 (Telephone 469-633-0101) is the registrar and transfer agent for our common shares.

Holders

On November 14, 2023, the shareholders’ list showed 27 registered shareholders, not including any persons who hold their stock in “street name”, with 35,410,000 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our Company consists of 550,000,000 shares of Common Stock, at $0.0001 par value, and 50,000,000 shares of Preferred Stock, at $0.0001 par value. On October 21,2021 we amended our articles of incorporation to increase our authorized shares from 200,000,000 to 600,000,000 with 550,000,000 shares authorized of common stock.

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

Recent Sales of Unregistered Securities

In April 2023, the Company entered into a common stock purchase agreement with an investor for the sale of 200,000 shares of restricted common stock at a price of $1.00 per share in cash.

On June 30, 2023, the Company issued 2,000,000 shares of restricted common stock to two directors (Chris Barakat and Stanley F. Wilson, 1,000,000 shares each) for a price per share of $0.001 ($1,000) each. Due to the issuance of these shares to related parties at par value the company recognized stock-based compensation of $7,018,000, based on the closing share price of the company's common stock on the date of grant.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates/book-entry notations evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2023.

ITEM 6. [RESERVED]

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2023 and 2022, which are included herein.

Our operating results for the years ended July 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	July 31,
	2023	2022	Changes
Revenues - related party	$100,001	$41,666	$58,335
Cost of revenues- related party	94,629	38,214	56,415
Operating expenses	7,126,053	35,954	7,090,099
Other expenses	3,977	1,542	2,435
Net loss	$7,124,658	$34,044	$7,090,614

During the years ended July 31, 2023, and 2022, we generated $100,001 and $41,666 of revenues - related party, respectively. The revenues are related to the Consulting Agreement, discussed in greater detail above under “Item 1. Business – Consulting Agreement”. Of the amount for 2023, a total of $91,668 was paid in July 2022 through July 2023 and $8,333 was paid on August 1,2023. Revenues – related party increased in 2023, compared to 2022, due to five months of revenues in 2022 as the contract began in March 2022.

We had cost of revenues – related party of $94,629 and $38,214 for the years ended July 31, 2023 and 2022, respectively, which were in connection with salaries related to the First DP Ventures agreement. Cost of revenues – related party increased in 2023, compared to 2022, due to [five months of revenues in 2022 as the contract began in March of 2022.

Operating expenses for the years ended July 31,2023 and 2022 were $7,126,053 and $35,954, respectively. For the year ended July 31,2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $60,337, general and administrative expenses of $7,065,716 relating mainly to stock-based compensation.

For the year ended July 31, 2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the SEC of $22,953 and general and administrative expenses of $13,001. Operating expenses increased for 2023 versus 2022, due to increased activities resulting in additional professional fees spent on legal and accounting.

Other expenses for the years ended July 31, 2023, and 2022, represent interest expenses of $3,990 and $1,542 to our CEO and Chairman, T. Benjamin Jennings, on funds advanced to the Company and interest income of $13 and $0, respectively.

We had net losses of $7,124,658 for the year ended July 31, 2023, and $34,044 for the year ended July 31, 2022. The increase in net loss of $7,090,614 was due to an increase in operating expenses of $7,090,099 and other expenses of $2,435, offset by an increase in revenue of $58,335 and gross profit of $1,920, each as discussed above.

Liquidity and Capital Resources

Balance Sheet Data:

	July 31, 2023	July 31, 2022	Changes
Cash	$118,569	$3,087	$115,482
Working capital deficiency	$49,718	$(47,614)	$97,332
Total assets	$129,602	$12,572	$117,030
Total liabilities	$79,884	$60,186	$19,698
Total stockholders' equity (deficit)	$49,718	$(47,614)	$97,332

As of July 31, 2023, our current assets were $129,602, and our current liabilities were $79,884 which resulted in working capital of $49,718. As of July 31, 2023, current assets were comprised of $118,569 in cash, $8,333 in accounts receivable and $2,700 in employee advanced. As of July 31, 2023, current liabilities were comprised of $32,385 in accounts payable and $47,499 in due to related party.

As of July 31, 2022, our current assets were $12,572, and our current liabilities were $60,186, which resulted in a working capital deficiency of $47,614. As of July 31, 2022, current assets were comprised of $3,087 in cash, $55 in prepaid expenses, $8,332 in accounts receivable and $1,098 in prepaid wages-related party. As of July 31, 2022, current liabilities were comprised of $17,034 in accounts payable, $7,706 payroll liabilities – related party, $33,946 in due to related party and $1,500 in customer deposit.

As of July 31, 2023, our working capital increased by $97,332 from a $47,614 working capital deficiency on July 31, 2022, to $49,718 of working capital on July 31, 2023, primarily due to an increase in current assets of $117,030, offset by an increase in current liabilities of $19,698.

Cash Flow Data:

	Year Ended
	July 31,
	2023	2022	Changes
Cash used in Operating Activities	$(98,071)	$(29,261)	$(68,810)
Cash used in Investing Activities	$-	$-	$-
Cash provided by Financing Activities	$213,553	$32,338	$181,215
Net Change in Cash During Period	$115,482	$3,077	$112,405

Cash from Operating Activities

We have not generated positive cash flows from operating activities during the years ended July 31, 2023 and 2022.

For the year ended July 31, 2023, net cash flows used in operating activities was $98,071, consisting of a net loss of $7,124,658, reduced by imputed interest on a related party loan of $3,990, and a net change in working capital of $4,597, and stock-based compensation of $7,018,000.

For the year ended July 31, 2022, net cash flows used in operating activities was $29,261, consisting of a net loss of $34,044, reduced by imputed interest on related party loan of $1,542 and a net change in working capital of $3,241.

Cash Flows from Investing Activities

During the years ended July 31, 2023 and 2022, the Company had no investing activities.

Cash Flows from Financing Activities

We have financed our operations with loans from our CEO and Chairman, T. Benjamin Jennings, and a stock subscription. For the years ended July 31, 2023, and 2022, we received $13,553 and $32,338 from advances to pay certain operating expenses from our CEO and Chairman, T. Benjamin Jennings and $200,000 and $0 common stock subscription from one investor, respectively.

Going Concern

For the year ended July 31, 2023, our company had a net loss of $7,124,658 and generated $100,001 in revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2024. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may seek additional capital by selling additional debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to curtail or abandon our business operations, and any investment in the Company could become worthless.

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
(iv)	Allocate the transaction price to the performance obligations in the contract; and
(v)	Recognize revenue when the Company satisfies a performance obligation.

When the Company enters into a contract, the Company analyses the services required in the contract in order to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as one single event, the sign-off by both parties that current objectives have been achieved. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied.

The Company recognizes the monthly revenue at the beginning of the month and any cash payments received in advance are recorded as deferred revenue until all obligations have been met as specified in the related customer contract.

During the year ended July 31, 2023, the Company entered in a Consulting Agreement in the field of healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. As of July 31, 2023, and 2022, all revenue of $100,001 and $41,666 and accounts receivable of $8,333 and $8,332, respectively, related to First DP Ventures, LP.

Cost of revenue

During the years ended July 31, 2023 and 2022, cost of revenue of $94,629 and $38,214 was for the payroll expenses related to Chris Barakat, a member of the Company’s board of directors, who performed services in connection with the Consulting Agreement.

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 2 - Summary Of Significant Accounting Policies” to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statement and Supplemental Data”.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation, with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial and accounting officer), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by our Company in the reports that our Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Company’s management, including our Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

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

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of July 31,2023. We have identified the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

The information and disclosures which are set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, under the heading “Recent Sales of Unregistered Securities”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
T. Benjamin Jennings	Chairman, CEO, President, Director	59	May 2021
Douglas G. Baker	Chief Financial Officer, Treasurer, Director	69	May 2014
Stanley F. Wilson	Director	74	May 2021
Christopher N. Barakat	Director	36	May 2021
Curtis Summers	Director	49	May 2014

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

Stanley F. Wilson –Director

Mr. Wilson is a corporate executive as well as an M&A securities attorney who’s legal and business career has placed primary emphasis in business combinations involving small cap publicly traded companies across a wide range of industries including fuel trading, marketing, and recycling; oil and gas; telecommunications; specialty finance; insurance; and retail automotive. This specialization has taken many forms including numerous going-public transactions, serving as President and General Counsel to multiple publicly traded holding companies trading on NASDAQ, OTC Markets and the Pink Sheets, as well as CEO and general counsel of two statewide franchised automotive dealer associations in Arizona and Nebraska. Mr. Wilson has been an active member of the Nebraska State Bar Association since 1974, served as Of Counsel at Davis Miles McGuire Gardner PLLC from September 2012 to October 2021, was appointed by the Governor of Nebraska as the acting Lancaster County Court Judge and served as The Staff Judge Advocate of the 67th Infantry Brigade of the Nebraska Army National Guard with the rank of Captain. Mr. Wilson is licensed to practice law in Nebraska.  Mr. Wilson is a graduate of Arizona State University and the University of Nebraska College of Law. Mr. Wilson served as Secretary and General Counsel of the Company from May 2021 to July 2023.

Our Company believes that Mr. Wilson’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our Company.

Douglas G. Baker - Chief Financial Officer, Treasurer, Director

Mr. Baker co-founded our company in May 2014. He has served as the Chief Financial Officer of Summit Medical Center in Edmond, OK since September 2009. He received his Bachelor of Science degree in Accounting in 1976 from the University of Central Oklahoma in Edmond, Oklahoma. Mr. Baker demonstrates extensive knowledge of financial, accounting and operational issues relevant to our business. He also brings transactional expertise, including equity offerings, bank financings and acquisitions, making him qualified as a member of the Board.

Our Company believes that Mr. Baker’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our Company.

Christopher N. Barakat – Director and Clinical Business Development Officer

Mr. Barakat is an accomplished senior executive who helps companies shape ideas into revenue producing assets. Graduating Western Sydney University in Sport and Exercise Science, Mr. Barakat joined Pfizer, Device Technologies and Informa working in sales and management throughout Australia and Asia. In 2013, Mr. Barakat joined a start-up called HealthShare, where he created and managed 3 business units, while also acting as the Director of Business Development. He has been responsible for creating viable business ideas, commercial plans, managing teams and establishing cross product commercialization. In 2019, Mr. Barakat moved to Houston, Texas with his family, to launch a fit-for-purpose solution for health professionals to help address administrative burden. In 2020, Mr. Barakat established a partnership with the largest medical Point of Care advertising company in America as the go-to-market partner. Mr. Barakat has served as Clinical Business Development Officer of the Company since May 2022.

Our Company believes that Mr. Barakat’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

Curtis Summers - Director

Mr. Summers co-founded our Company in May 2014. Mr. Summers also serves as the Chief Executive Officer of Summit Medical Center in Edmond, Oklahoma, formed after the sale and reorganization Foundation Surgical Hospital of Oklahoma, where Mr. Summers has served as the Chief Executive Officer since January of 2007. He received his Bachelor of Science with an emphasis on Business Administration (Marketing & Management) from Newman University in Wichita, Kansas in 1996, and his Master of Business Administration (MBA) from Oklahoma Christian University, Edmond, Oklahoma in 1996. Mr. Summers’ medical industry experience began at an Oklahoma City medical center managed by HCA International, where he was a program Development Coordinator. He was vice- president of marketing for a surgical hospital, the Chief Operating Officer of a bariatric hospital, and the Chief Executive Officer of Foundation Surgical Hospital of Oklahoma, as noted above.

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

We have not compensated our Directors’ for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers, except as discussed below. The board of directors reserves the right to increase the salary of our executive officers, and/or to grant them equity awards, including stock, options or other equity securities, from time to time, as additional compensation or bonuses.

On May 18, 2022, the “Company entered into an Employment Contract with Christopher Barakat, a member of our board of directors, to serve in the capacity of a Clinical Business Development Officer on a month-to-month at will employment basis, to specifically serve as the consultant to First DB Ventures LP dba First Primary Care under the Consulting Agreement entered into as of the same date. The Employment Agreement is ‘at will’, and provides for Mr. Barakat to be paid $7,000 per month for services rendered, As well as a commission of $100 on each direct primary care membership sold and a commission equal to the first month’s membership per employee, for each virtual primary care membership sold. There have been no commissions paid to date. There are no other written employment agreements with our officers and directors.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.2 to our Registration Statement on Form S-1 filed on September 26, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Panamera Holdings Corporation, 5051 Westheimer, Suite 1200 Houston, Texas, 77056.

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended July 31, 2023. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. T. Benjamin Jennings. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. T. Benjamin Jennings possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Nomination Process

As of July 31, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements, as well as the qualifications of each candidate, when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this Annual Report.

Audit Committee

We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form audit, compensation and other applicable committees utilizing our directors’ expertise.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Insider Trading/Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build; however, while ‘short sales’ are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions or any formal insider trading policy.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide shareholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its shareholders. The Company plans to provide its shareholders the right to vote on say-on-pay matters beginning at the next annual meeting of stockholders which the Company holds after this filing.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. We plan to implement a clawback policy in the future, if required, although we have not yet implemented such policy.

Shareholder Communications

Our stockholders and other interested parties may communicate with members of the board of directors by submitting such communications in writing to our Corporate Secretary, 1218 Webster Street, Houston, Texas 77002 who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership in our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, we believe that all filings required to be made under Section 16(a) during 2023 were timely made, except that Christopher Barakat, our director, failed to timely file on Form 4, and as a result, one transaction was not timely disclosed; Stanley Wilson, our director, failed to timely file on Form 4, and as a result, one transaction was not timely disclosed; Curtis Summers, our director, failed to timely file on Form 4, and as a result, one transaction was not timely disclosed; and Douglas G. Baker, our director, failed to timely file on Form 4, and as a result, one transaction was not timely disclosed.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”), except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	Option Stock Awards ($)	Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
T. Benjamin Jennings,	2023	-	-	-	-	-	-	-	-
Chairman, CEO, President, Director	2022	-	-	-	-	-	-	-	-

Stanley F. Wilson,	2023	-	-	-	-	-		100	100
Former Secretary and General Counsel, and Director (1)	2022	-	-	-	-	-	-	-	-

Douglas G. Baker,	2023	-	-	-	-	-	-	-	-
Chief Financial Officer, Treasurer, Director	2022	-	-	-	-	-	-	-	-

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Mr. Wilson resigned as Secretary and General Counsel on July 12, 2023.

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

Compensation of Directors

Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended July 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Christopher N. Barakat	$86,000	$-	$100	$86,100
Curtis Summers	$-	$-	$-	$-

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

Grants of Plan-Based Awards

During the fiscal year ended July 31, 2023 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2023 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2023.

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

Outstanding Equity Awards at Year Ended July 31, 2023

There were no outstanding equity awards at July 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 14, 2023, certain information with respect to the beneficial ownership of our common stock shares by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 35,100,000 shares outstanding as of November 14, 2023, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of November 14, 2023, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 1218 Webster Street, Houston, Texas, 77002. All shares described below are common stock and we only have common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers, Executive Officers and Directors
Common Stock	T. Benjamin Jennings	23,220,000	(1)	65.6%
Common Stock	Stanley F. Wilson(1)	1,000,000	(2)	2.8%
Common Stock	Curtis Summers	4,330,000		12.2%
Common Stock	Douglas G. Baker	1,670,000	(3)	4.7%
Common Stock	Chris Barakat	1,000,000		2.8%
Common Stock	All Executive Officers and Directors as a Group (five persons)	31,220,000		88.2%

5% Stockholders
	Common Stock
None.

(1) As a result of Mr. Wilson's position of the manager of Stakeholder Capital, LLC, Mr. Wilson is deemed to own the 1,000,000 shares held in the name of Stakeholder Capital, LLC.

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The Company has no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13, there have been no transactions since July 31, 2021, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

On July 15, 2014, a corporation controlled by then officers Doug Baker and Curtis Summers loaned the Company $75,000, which was evidenced by a $75,000 Promissory Note in the form of an unsecured line of credit, at an annual interest rate of 5%. On December 31, 2019, the line of credit was increased up to $150,000 and was extended to December 31, 2021, and may be prepaid without penalty. The Company concluded the note modification was not a significant change and is not treating it as an extinguishment. The amounts were repaid in May 2021.

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare for monthly payments of $8,333 with First DP Ventures, LP. The services under the agreement were performed by Chris Barakat, a member of the Company’s board of directors. As of July 31, 2023, and 2022, all revenue of $100,001 and $41,666 and accounts receivable of $8,333 and $8,332, respectively, related to First DP Ventures, LP.

During the years ended July 31, 2023 and 2022, the cost of revenue of $94,629 and $38,214, respectively, was for the payroll expenses related to Chris Barakat, a member of the Company’s board of directors, who performed the consulting agreement services.

During the years ended year ended July 31, 2023 and 2022, the Company’s CEO and Chairman, T. Benjamin Jennings financed $13,553 and $32,338 for operation expenses, respectively. As of July 31, 2023, and 2022, the Company was obliged for an unsecured, none-interest bearing demand loan with a balance of $47,499 and $33,946, respectively also owed to our CEO and Chairman, T. Benjamin Jennings, CFO, Doug Baker and board member Stan Wilson.

During the year ended July 31, 2022, the Company recognized and paid $35,000 salary to a Chris Barakat, a member of the board of directors for services rendered to the Company. As at July 31, 2022, the Company recognized prepaid wages of $1,098 for overpayment of salary.

The Company does not own or lease property or lease office space. The office space used by the Company is arranged by the Company’s founder, T. Benjamin Jennings, who is also the CEO and President of the Company, to use at no charge.

During the years ended July 31, 2023 and 2022, the Company recognized $3,990 and $1,542 interest on related party loans and imputed in additional paid-in-capital, respectively to our CEO and Chairman, T. Benjamin Jennings.

During the years ended July 31, 2023 and 2022, the Company recognized and paid $86,000 and $35,000 of salary to a member of the board of directors for services rendered to the Company. As at July 31, 2023 and 2022, the Company recognized prepaid wages of $0 and $1,098 for over payment of salary, respectively.

On December 6, 2022, the Company entered into a share surrender agreement with Douglas Baker and Curtis Summers whereby each voluntarily surrendered 1,670,000 and 4,330,000 shares of Company common stock, respectively, to the Company to be held as treasury shares pursuant to NRS 78.283. The Shares were surrendered on December 15, 2022. The shares of common stock were originally issued as founders shares on May 21, 2014, at par value and therefore upon surrender there was no gain or loss.

On June 30, 2023, the Company issued 2,000,000 shares of restricted common stock to two directors (Chris Barakat and Stanley F. Wilson, 1,000,000 shares each) for a price per share of $0.001 ($1,000) each.

We believe these arrangements are advantageous to us and are on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Review and Approval of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders, provided that it is our policy that any and all such transactions are presented and approved by the board of directors. All of the transactions described above were approved and ratified by our directors. In connection with the approval of the transactions described above, our directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance” - “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

We currently have five directors, consisting of T. Benjamin Jennings, Stanley F. Wilson, Curtis Summers, Douglas G. Baker and Christopher Barakat. We have determined that we do not have an independent director, as that term is used in Item 407 of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is M&K CPAS, PLLC, Houston, Texas, PCAOB Auditor ID 2738.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2023 and for fiscal year ended July 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31,	Year Ended July 31,
Fee Category	2023	2022
Audit Fees (1)	$22,500	$18,250
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	$22,500	$18,250

(1)

Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended July 31, 2023 and 2022 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

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

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on From 10-K, filed with the Securities and Exchange Commission on February 15, 2022)(File No. 000-55569)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014)(File No. 333-198977)
(4)	Instruments defining the rights of security holders, including indentures.
4.1	Description of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 in our Annual Report on Form 10-K/A filed on September 19, 2023)(File No. 000-55569)
(10)	Material Agreements
10.1+

Share Surrender Agreements dated December 6, 2022, between Panamera Holdings Corporation, Curtis Summers and Douglas Baker (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2023)(File No. 000-55569)

10.2+

Consulting Agreement between First DP Ventures, LP, DBA First Primary Care and Panamera Holdings Corporation dated May 18, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2023)(File No. 000-55569)

10.3+

Employment Contract dated May 18, 2022, by and between Panamera Holdings Corporation and Chris Barakat (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2023)(File No. 000-55569)

(14)	Code of Ethics
14.1

Code of Ethics for Directors, Officers, and Employees (incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014)(File No. 333-198977)

14.2

Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.2 in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014)(File No. 333-198977)

(21)	Subsidiaries
21.1*	Subsidiaries
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104.*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

____________

* Filed herewith.

** Furnished herewith

+ Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PANAMERA HOLDINGS CORPORATION

Dated: November 16, 2023	By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director (Principal Executive)

Dated: November 16, 2023	By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, and Director (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 16, 2023

By:	/s/ Stanley F. Wilson
Stanley F. Wilson
Director

Date: November 16, 2023

By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, and Director (Principal Financial/Accounting Officer)

Date: November 16, 2023

By:	/s/ Christopher N. Barakat
Christopher N. Barakat
Director

Date: November 16, 2023

By:	/s/ Curtis Summers
Curtis Summers
Director

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Index to Audited Financial Statements

July 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panamera Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panamera Holdings Corporation (the Company) as of July 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and used cash in operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The Woodlands, TX

November 16, 2023

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

	July 31,	July 31,
	2023	2022
Assets
Current Assets
Cash	$118,569	$3,087
Prepaid expenses	-	55
Accounts receivable	8,333	8,332
Other receivable -related party	-	1,098
Employee advanced	2,700	-
Total Current Assets	129,602	12,572

Total Assets	$129,602	$12,572

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$32,385	$17,034
Payroll liabilities - related party	-	7,706
Deferred revenue and customer deposits	-	1,500
Due to related party	47,499	33,946
Total Current Liabilities	79,884	60,186

Total Liabilities	79,884	60,186

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 41,410,000 and 39,210,000 shares issued at July 31, 2023 and July 31, 2022, respectively	4,141	3,921
Additional paid in capital	7,570,875	346,505
Common stock subscriptions receivable - related parties	(2,000)	-
Treasury stock, at cost: 6,000,000 shares and 0 shares at July 31, 2023 and July 31, 2022, respectively	(600)	-
Accumulated deficit	(7,522,698)	(398,040)
Total Stockholders' Equity (Deficit)	49,718	(47,614)
Total Liabilities and Stockholders' Equity (Deficit)	$129,602	$12,572

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

	For the
	Year Ended
	July 31,
	2023	2022

Revenues -related party	$100,001	$41,666
Cost of revenues -related party	94,629	38,214
Gross profit	5,372	3,452

Operating expenses
Professional fees	$60,337	$22,953
General and administration expenses	7,065,716	13,001
Total operating expenses	7,124,053	35,954

Net loss from operations	(7,120,681)	(32,502)

Other income (expense)
Interest income	13	-
Interest expense	(3,990)	(1,542)
Total other expense	(3,977)	(1,542)

Net loss before taxes	(7,124,658)	(34,044)

Income tax benefit	-	-

Net loss	$(7,124,658)	$(34,044)

Basic and diluted loss per common share	$(0.20)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	35,535,137	39,210,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Change in Stockholders’ Equity ( Deficit)

For the Years Ended July 31, 2023 and 2022

			Additional	Common Stock Subscriptions
	Common Stock		Paid in	Receivable - Related	Treasury Stock		Accumulated
	Shares	Amount	Capital	parties	Shares	Amount	Deficit	Total

Balance, July 31, 2021	39,210,000	$3,921	$344,963	$-	-	$-	$(363,996)	$(15,112)

Imputed interest on related party loan	-	-	1,542	-			-	1,542
Net loss	-	-	-				(34,044)	(34,044)
Balance, July 31, 2022	39,210,000	3,921	346,505	-	-	-	(398,040)	(47,614)

Issuance common stock for cash	2,200,000	220	7,219,780	(2,000)	-	-	-	7,218,000
Imputed interest on related party loan	-	-	3,990	-	-	-	-	3,990
Share surrender, held as treasury stock	-	-	600	-	(6,000,000)	(600)	-	-
Net loss	-	-	-	-			(7,124,658)	(7,124,658)
Balance, July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	$(7,522,698)	$49,718

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(7,124,658)	$(34,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	3,990	1,542
Stock - based compensation	7,018,000	-
Changes in operating assets and liabilities:
Accounts payable	15,351	3,520
Accounts receivable	(1)	(8,332)
Prepaid expenses	55	(55)
Other receivable -related party	1,098	(1,098)
Deferred revenue and customer deposits	(1,500)	1,500
Payroll liabilities - related party	(7,706)	7,706
Employee advanced	(2,700)	-
Net Cash Used in Operating Activities	(98,071)	(29,261)

Cash Flows from Financing Activities:
Proceeds from related party loans	13,553	32,338
Proceeds from common stock issuance	200,000	-
Net Cash Provided by Financing Activities	213,553	32,338

Net change in cash	115,482	3,077
Cash, beginning of period	3,087	10
Cash, end of period	$118,569	$3,087

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Share surrender, held as treasury stock	$600	$-
Common stock subscription receivable for common stock issued to related parties	$2,000	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Audited Consolidated Financial Statements

July 31,2023 and 2022

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Panamera Holdings Corporation (the “Company”) is a Nevada corporation incorporated on May 20, 2014. It is based in Houston, TX. Effective October 21, 2021, the Company changed its name from Panamera Healthcare Corporation to Panamera Holdings Corporation and increased the number of authorized shares of common stock from 150,000,000 shares of common stock to 550,000,000 shares of common stock, par value $0.0001 per share. The Company’s fiscal year end is July 31.

The Company intended to offer management and consulting services to healthcare organizations but has redirected its efforts to now pursuing business opportunities, including but not limited to the environmental services industry, emerging innovative technologies and individual health choices led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and consulting services related to an agreement effective on March 1, 2022, with First DP Ventures, LP dba First Primary Care of Houston, Texas.

On June 2, 2023, The Company’s Board of Directors approved the creation of three wholly-owned subsidiaries, named Panamera Metals Corporation, Panamera Technologies Corporation and Panamera Waste Corporation. On July 20, 2023, the three wholly-owned subsidiaries were registered in the State of Texas.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2023, the Company has suffered recurring losses from operations, has an accumulated deficit of $7,522,698 and earned limited revenues of $100,001 during the year ended July 31, 2023. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2024.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Consolidated Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

The consolidated financial statements include the accounts of Panamera Holdings Corporation and its wholly-owned subsidiaries Panamera Metals Corporation, Panamera Technologies Corporation and Panamera Waste Corporation, collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Accounts Receivable

Accounts receivables are recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 310, “Receivables.” Accounts receivables are recorded at the invoiced amount or agreement and do not bear interest. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying consolidated financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s consolidated financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023 and 2022. The carrying values of our financial instruments, including cash, accounts payable and accrued liabilities and loans payable from related party approximate their fair values due to the short-term maturities of these financial instruments.

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

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

As at July 31, 2023 and 2022, the Company recorded a customer deposit of $0 and $1,500 for an advance on revenue, respectively.

Share-Based Compensation

ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has adopted the guidance included under ASU 2018-07, stock-based compensation issued to non-employees and consultants. Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified non-employee share-based payment awards are measured at the grant date.

 NOTE 3 - RELATED PARTY TRANSACTIONS

-

During the years ended year ended July 31, 2023 and 2022, related parties financed $13,553 and $32,338 for operation expenses, respectively.

As of July 31, 2023, and 2022, the Company was obliged for an unsecured, none-interest bearing demand loans to three related parties, with balances of $47,499 and $33,946, respectively.

-	During the years ended July 31, 2023 and 2022, the Company recognized $3,990 and $1,542 interest on related party loans and imputed in additional paid-in-capital, respectively.

-

During the years ended July 31, 2023 and 2022, the Company recognized and paid $86,000 and $35,000 of salary to a member of the board of directors for services rendered to the Company. As at July 31, 2023 and 2022, the Company recognized prepaid wages of $0 and $1,098 for over payment of salary, respectively.

-	During the years ended July 31, 2023 and 2022, the Company paid $2,800 and $0 salary to the Company’s corporate secretary – related party.

-

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the years ended July 31, 2023 and 2022, the Company generated revenues of $100,001 and $41,666 and recognized and paid $86,000 and $35,000 salary to a member of the board of directors, respectively.

-

During the year ended July 31, 2023, the Company issued 2,000,000 shares of common stock to two directors for $2,000.  As of July 31, 2023, the Company recorded a common stock subscriptions receivable – related parties of $2,000. The payments were collected prior to the issuance of this annual report. This issuance resulted in stock-based compensation of $7,018,000.

-	The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

-	As discussed in Note 5, related parties surrendered common stock to the Company.

NOTE 4 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the consolidated financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of July 31, 2023 and July 31,2022 are as follows:

	July 31, 2023	July 31, 2022
Net operating carryforward	$(7,522,698)	$(398,040)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	1,579,767	83,588
Valuation allowance	(1,579,767)	(83,588)
Deferred income tax assets	$-	$-

As of July 31, 2023, the Company had $7,522,698 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2038 and 2042. NOLs generated in tax years prior to July 31, 2018 can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2023 are subject to review by the tax authorities.

NOTE 5 - STOCKHOLDERS’ EQUITY

 Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was designated, issued or outstanding as of July 31, 2023 and 2022.

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

During the year ended July 31, 2023, the Company entered into a common stock purchase agreement with an investor for the issuance of 200,000 shares of restricted common stock at a price of $1.00 per share. On April 28, 2023, the Company issued 200,000 shares of common stock.

During the year ended July 31, 2023, the Company issued 2,000,000 shares of restricted common stock to two directors for $2,000. Due to the issuance of these shares to related parties at par value, the company recognized stock-based compensation of $7,018,000 , based on the closing share price of the company’s common stock on the date of grant.

As of July 31, 2022, there were 39,210,000 shares of common stock issued and outstanding.

As of July 31, 2023, there were 41,410,000 shares of common stock issued and 35,410,000 shares of common stock outstanding.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of July 31, 2023, the Company had 6,000,000 shares of treasury stock valued at $600.

NOTE 6 – CONCENTRATION

Revenue

During the year ended July 31,2022, the Company entered in a consulting agreement in the field of Healthcare for monthly payments of $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. As of July 31, 2023, and 2022, all revenue of $100,001 and $41,666 and accounts receivable of $8,333 and $8,332, was received from one customer, respectively.

Cost of revenue

During the years ended July 31, 2023 and 2022, the cost of revenue of $94,629 and $38,214, respectively, was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting agreement‘s services.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of July 31, 2023.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's consolidated financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

