Form 10-Q
period 2023-10-31
Panamera Holdings Corp
filed 2023-12-20
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 41,410,000 shares of common stock outstanding as of December 20, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2023	2023
Assets
Current Assets
Cash	$37,444	$118,569
Accounts receivable	8,333	8,333
Employee advanced	-	2,700
Total Current Assets	45,777	129,602

Total Assets	$45,777	$129,602

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$29,735	$32,385
Due to related party	28,397	47,499
Total Current Liabilities	58,132	79,884

Total Liabilities	58,132	79,884

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 41,410,000 shares issued at October 31, 2023 and July 31, 2023, respectively	4,141	4,141
Additional paid in capital	7,571,794	7,570,875
Common stock subscriptions receivable-related party	(2,000)	(2,000)
Treasury stock, at cost: 6,000,000 shares at October 31, 2023 and July 31, 2023, respectively	(600)	(600)
Accumulated deficit	(7,585,690)	(7,522,698)
Total Stockholders' Equity (Deficit)	(12,355)	49,718
Total Liabilities and Stockholders' Equity (Deficit)	$45,777	$129,602

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2023	2022

Revenues -related party	$25,000	$25,001
Cost of revenues -related party	22,990	22,894
Gross profit	2,010	2,107

Operating expenses
Professional fees	$22,894	$5,052
General and administration expenses	42,017	443
Total operating expenses	64,911	5,495

Net loss from operations	(62,901)	(3,388)

Other income (expense)
Interest income	828	-
Interest expense	(919)	(833)
Total other expense	(91)	(833)

Net loss before taxes	(62,992)	(4,221)

Income tax benefit	-	-

Net loss	$(62,992)	$(4,221)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	35,410,000	39,210,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended October 31, 2023

	Common Stock		Additional Paid in	Common Stock Subscription Receivable -Related	Treasury Stock		Accumulated
	Shares	Amount	Capital	parties	Shares	Amount	Deficit	Total

Balance - July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	$(7,522,698)	$49,718

Imputed interest on related party loan	-	-	919	-	-	-	-	919
Net loss for the period	-	-	-	-	-	-	(62,992)	(62,992)
Balance - October 31, 2023	41,410,000	$4,141	$7,571,794	$(2,000)	(6,000,000)	$(600)	$(7,585,690)	$(12,355)

For the Three Months Ended October 31, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 31, 2022	39,210,000	$3,921	$346,505	$(398,040)	$(47,614)

Imputed interest on related party loan	-	-	833	-	833
Net loss for the period	-	-	-	(4,221)	(4,221)
Balance - October 31, 2022	39,210,000	$3,921	$347,338	$(402,261)	$(51,002)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(62,992)	$(4,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	919	833
Changes in operating assets and liabilities:
Accounts payable	(2,650)	1,244
Accounts receivable	-	(1)
Other receivable -related party	-	(400)
Deferred revenue and customer deposits	-	(1,500)
Payroll liabilities - related party	-	(75)
Employee advanced	2,700	-
Net Cash Used in Operating Activities	(62,023)	(4,120)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	4,000
Repayment related party loans	(19,102)	-
Net Cash Provided by (Used in) Financing Activities	(19,102)	4,000

Net change in cash	(81,125)	(120)
Cash, beginning of period	118,569	3,087
Cash, end of period	$37,444	$2,967

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

October 31, 2023

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

On June 2, 2023, The Company’s Board of Directors approved the creation of three wholly owned subsidiaries, named Panamera Metals Corporation, Panamera Technologies Corporation and Panamera Waste Corporation. On July 20, 2023, the three wholly owned subsidiaries were registered in the State of Texas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2023, as filed with the SEC on November 16, 2023.

Basis of Consolidation

The consolidated financial statements include the accounts of Panamera Holdings Corporation and its wholly owned subsidiaries Panamera Metals Corporation, Panamera Technologies Corporation and Panamera Waste Corporation, collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2023, the Company has a loss from operations, an accumulated deficit of $7,585,690 and has earned limited revenues of $25,000. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2024.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended October 31,2023, and 2022, related parties financed $0 and $4,000 for operation expenses, respectively.

During the three months ended October 31,2023 and 2022, the Company repaid related party loans of $19,102 and $0, respectively.

As of October 31, 2023, and July 31,2023, the Company was obliged for an unsecured, non-interest-bearing demand loans to three related parties, with balances of $28,397 and $47,499, respectively.

During the three months ended October 31,2023, and 2022, the Company recognized $919 and $833 interest on related party loans and imputed in additional paid-in-capital, respectively.

During the three months ended October 31,2023 and 2022, the Company recognized and paid $21,000 and $21,000 of salary to a member of the board of directors for services rendered to the Company, respectively. During the three months ended October 31, 2023 and 2022, the Company recognized prepaid wages of $0 and $1,498 for overpayment salary of a member of the board of directors, respectively.

During the three months ended October 31,2023 and 2022, the Company paid $21,725 and $0 salary to the Company’s corporate secretary – related party, respectively.

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the three months ended October 31,2023 and 2022, the Company generated revenues of $25,000 and $25,001, respectively.

 The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of October 31, 2023, and July 31, 2023.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

As of October 31,2023, and July 31,2023, there were 35,410,000 shares of common stock issued and 35,410,000 shares of common stock outstanding, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of October 31, 2023, and July 31,2023, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

NOTE 6 – CONCENTRATION

Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. During the three months ended October 31,2023 and 2022, all revenue of $25,000 and $25,001 and accounts receivable of $8,333 and $8,333 were derived from one customer, respectively.

Cost of revenue

During the three months ended October 31,2023, and 2022, the cost of revenue of $22,900 and $22,894 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of October 31, 2023.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of October 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended October 31, 2023, which are included herein.

Our operating results for the three months ended October 31, 2023 and 2022 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended October 31, 2023 and 2022

	Three Months Ended
	October 31,
	2023	2022	Changes
Revenues	$25,000	$25,001	$(1)
Cost of revenues	$22,990	$22,894	$96
Operating expenses	$64,911	$5,495	$59,416
Interest Income	$828	$0	$828
Interest expense	$919	$833	$86
Net loss	$(62,992)	$(4,221)	$(58,771)

During the three months ended October 31, 2023, and 2022, we generated $25,000 and $25,001 revenues, respectively.

We had a net loss of $62,992 for the three months ended October 31, 2023, and $4,221 for the three months ended October 31, 2022. The increase in net loss of $58,771 was due to an increase in professional fees of $17,842, an increase in operating expenses of $41,574 offset by an increase in income of $828 and interest expenses of $86.

Cost of revenues for the three months ended October 31, 2023 and 2022, were $22,990 and $22,894, respectively. The cost of revenues was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

Operating expenses for the three months ended October 31, 2023, and 2022 were $64,911and $5,495, respectively. For the three months ended October 31, 2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $22,894 and general and administrative expenses of $42,017. For the three months ended October 31, 2022, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $5,052 and general and administrative expenses of $443.

Interest expenses for the three months ended October 31, 2023, and 2022, represent interest expenses of $919 and $833 to a related party on funds advanced to the Company, respectively.

Balance Sheet Data:

	October 31, 2023	July 31, 2023	Changes
Cash	$37,444	$118,569	$(81,125)
Working capital deficiency	$(12,355)	$49,718	$(62,073)
Total assets	$45,777	$129,602	$(83,825)
Total liabilities	$58,132	$79,884	$21,752
Total stockholders' deficit	$(12,355)	$49,718	$(62,073)

As of October 31, 2023, our current assets were $45,777 and our current liabilities were $58,132 which resulted in working capital deficiency of $12,355. As of October 31, 2023, current assets were comprised of $37,444 in cash and $8,333 in accounts receivable, compared to $118,569 in cash, $8,333 in accounts receivable and $2,700 in employee advances. As of October 31, 2023, current liabilities were comprised of $29,735 in accounts payable, $28,397 in due to related party, compared to $32,385 in accounts payable, $47,499 in due to related party as of July 31, 2023.

 As of October 31, 2023, our working capital deficiency increased by $62,073 from $49,718 on July 31, 2023, to $(12,355) on October 31, 2023, primarily due to an increase in current liabilities of $21,752 and a decrease in current assets of $83,825.

Cash Flow Data:

	Three Months Ended
	October 31,
	2023	2022	Changes
Cash Flows used in Operating Activities	$(62,023)	$(4,120)	$(57,903)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$(19,102)	$4,000	$(23,102)
Net Change in Cash During Period	$(81,125)	$(120)	$(81,005)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2023, net cash flows used in operating activities was $62,023, consisting of a net loss of $62,992, reduced by imputed interest on related party loan of $919, reduced by an increase in accounts payable of $2,650 and by an increase in employee advances of $2,700, offset by repayment of related party loans of $19,102.

Cash Flows from Financing Activities

We have financed our operations with loans from a related party. For the three months ended October 31, 2023, we repaid $19,102 to related party and for the three months ended October 31, 2022 we received $4,000 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of October 31, 2023, our company had a net loss of $62,922 and has earned $25,000 revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2024. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended July 31, 2022, the Company entered in a consulting agreement in the field of Healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. As of October 31, 2023, all revenue of $25,000 and accounts receivable of $8,333 were derived from one customer.

Cost of revenue

During the three months ended October 31, 2023, the cost of revenue of $22,990 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)

(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes -Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: December 20, 2023	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

