Form 10-Q
period 2024-01-31
Panamera Holdings Corp
filed 2024-03-08
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 45,410,000 shares of common stock outstanding as of  March 8, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2024	2023
Assets
Current Assets
Cash	$883	$118,569
Accounts receivable	8,333	8,333
Employee advanced	-	2,700
Total Current Assets	9,216	129,602

Total Assets	$9,216	$129,602

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$46,646	$32,385
Due to related party	14,147	47,499
Total Current Liabilities	60,793	79,884

Total Liabilities	60,793	79,884

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 41,410,000 shares issued at January 31, 2024 and July 31, 2023, respectively	4,141	4,141
Additional paid in capital	7,572,219	7,570,875
Common stock subscriptions receivable-related party	-	(2,000)
Treasury stock, at cost: 6,000,000 shares at January 31, 2024 and July 31, 2023, respectively	(600)	(600)
Accumulated deficit	(7,627,337)	(7,522,698)
Total Stockholders' Equity (Deficit)	(51,577)	49,718
Total Liabilities and Stockholders' Equity (Deficit)	$9,216	$129,602

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

Revenues -related party	$25,000	$25,000	$50,000	$50,001
Cost of revenues -related party	24,285	25,970	47,275	48,864
Gross profit (loss)	715	(970)	2,725	1,137

Operating expenses
Professional fees	$23,590	$8,167	$46,484	$13,219
General and administration expenses	18,497	2,294	60,514	2,737
Total operating expenses	42,087	10,461	106,998	15,956

Net loss from operations	(41,372)	(11,431)	(104,273)	(14,819)

Other income (expense)
Interest income	150	-	978	-
Interest expense	(425)	(965)	(1,344)	(1,798)
Total other expense	(275)	(965)	(366)	(1,798)

Net loss before taxes	(41,647)	(12,396)	(104,639)	(16,617)

Income tax benefit	-	-	-	-

Net loss	$(41,647)	$(12,396)	$(104,639)	$(16,617)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	35,410,000	35,492,609	35,410,000	37,361,351

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended January 31, 2024

				Common Stock
			Additional	Subscription
	Common Stock		Paid in	Receivable -	Treasury Stock		Accumulated
	Shares	Amount	Capital	Related parties	Shares	Amount	Deficit	Total

Balance - July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	$(7,522,698)	$49,718

Imputed interest on related party loan	-	-	919	-	-	-	-	919
Net loss for the period	-	-	-	-	-	-	(62,992)	(62,992)
Balance - October 31, 2023	41,410,000	4,141	7,571,794	(2,000)	(6,000,000)	(600)	(7,585,690)	(12,355)

Collected common stock subscription receivable -related parties	-	-	-	2,000	-	-	-	2,000
Imputed interest on related party loan	-	-	425	-	-	-	-	425
Net loss for the period	-	-	-	-	-	-	(41,647)	(41,647)
Balance - January 31, 2024	41,410,000	$4,141	$7,572,219	$-	(6,000,000)	$(600)	$(7,627,337)	$(51,577)

For the Three and Six Months Ended January 31, 2023

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance - July 31, 2022	39,210,000	$3,921	$346,505		$-	$(398,040)	$(47,614)

Imputed interest on related party loan	-	-	833	-	-	-	833
Net loss for the period	-	-	-	-	-	(4,221)	(4,221)
Balance - October 31, 2022	39,210,000	3,921	347,338	-	-	(402,261)	(51,002)

Imputed interest on related party loan	-	-	965	-	-	-	965
Common stock surrender, held as treasury stock	-	-	600	(6,000,000)	(600)	-	-
Net loss for the period	-	-	-			(12,396)	(12,396)
Balance - January 31, 2023	39,210,000	$3,921	$348,903	(6,000,000)	$(600)	$(414,657)	$(62,433)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(104,639)	$(16,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	1,344	1,798
Changes in operating assets and liabilities:
Accounts payable	14,261	5,361
Accounts receivable	-	(1)
Prepaid expenses	-	55
Other receivable -related party	-	1,098
Deferred revenue and customer deposits	-	(1,500)
Payroll liabilities - related party	-	394
Employee advanced	2,700	-
Net Cash Used in Operating Activities	(86,334)	(9,412)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	10,000
Repayment related party loans	(33,352)	-
Proceeds from common stock subscription receivable -related party	2,000	-
Net Cash (Used in) Provided by Financing Activities	(31,352)	10,000

Net change in cash	(117,686)	588
Cash, beginning of period	118,569	3,087
Cash, end of period	$883	$3,675

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Share surrender, held as treasury stock	$-	$600

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

January 31, 2024

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2024, the Company has a loss from operations of $104,639, an accumulated deficit of $7,627,337 and has earned limited revenues of $50,000. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2024.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended January 31,2024, and 2023, related parties financed $0 and $10,000 for operation expenses, respectively.

During the six months ended January 31,2024 and 2023, the Company repaid related party loans of $33,352 and $0, respectively.

As of January 31, 2024, and July 31,2023, the Company was obliged for an unsecure, non-interest-bearing demand loans to three related parties, with balances of $14,147 and $47,499, respectively.

During the six months ended January 31,2024, and 2023, the Company recognized $1,344 and $1,798 interest on related party loans and imputed in additional paid-in-capital, respectively.

During the six months ended January 31,2024 and 2023, the Company recognized and paid $42,000 and $44,000 of salary to a member of the board of directors for services rendered to the Company, respectively.

During the six months ended January 31,2024 and 2023, the Company paid $30,475 and $0 salary to the Company’s corporate secretary – related party, respectively.

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the six months ended January 31,2024 and 2023, the Company generated revenues of $50,000 and $50,001, respectively.

 The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of January 31, 2024, and July 31, 2023.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

As of January 31,2024, and July 31,2023, there were 41,410,000 shares of common stock issued and 35,410,000 shares of common stock outstanding, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of January 31, 2024, and July 31,2023, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

NOTE 6 – CONCENTRATION

Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. During the six months ended January 31,2024 and 2023, all revenue of $50,000 and $50,001 and accounts receivable of $8,333 and $8,333 were derived from one customer, respectively.

Cost of revenue

During the six months ended January 31,2024, and 2023, the cost of revenue of $47,275 and $48,864 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of January 31, 2024.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Panamera Holdings Corporation issued 5,000,000 shares of restricted common stock to Cristopher Proler and Jeffrey Kilgore on February 2, 2024 and February 6,  2024 respectively.  The issuance of these shares is related to ongoing acquisition negotiations expected to finalize in the third quarter ending April 30, 2024.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of January 31, 2024. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended January 31, 2024, which are included herein.

Our operating results for the six months ended January 31, 2024 and 2023 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended January 31, 2024, and 2023

	Three Months Ended
	January 31,
	2024	2023	Changes
Revenues – related party	$25,000	$25,000	$-
Cost of revenues – related party	$24,285	$25,970	$(1,685)
Operating expenses	$42,087	$10,461	$31,626
Other expenses	$275	$965	$(690)
Net loss	$41,647	$12,396	$29,251

During the three months ended January 31, 2024, and 2023, we generated $25,000 and $25,000 revenues – related party, respectively. The revenues are related to the Consulting Agreement, in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors.

We had a net loss of $41,647 for the three months ended January 31, 2024, and $12,396 for the three months ended January 31, 2023. The increase in net loss of $29,251 was due to an increase in professional fees of $15,423, general and administration expenses of $16,203, offset by a decrease in cost of revenues -related party of $1,685 and other expenses of $690.

Cost of revenues -related party for the three months ended January 31, 2024, and 2023, were $24,285 and $25,970, respectively. The cost of revenues -related party was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement.

Operating expenses for the three months ended January 31, 2024, and 2023 were $42,087and $10,461, respectively. For the three months ended January 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $23,590 and $8,167 and general and administrative expenses of $18,497 and $2,294, respectively.

Other expenses for the three months ended January 31, 2024, and 2023, represent interest expenses of $425 and $965 to related parties, on funds advanced to the Company and interest income of $150 and $0, respectively.

Results of Operations for the six months ended January 31, 2024, and 2023

	Six Months Ended
	January 31,
	2024	2023	Changes
Revenues -related party	$50,000	$50,001	$(1)
Cost of revenues -related party	47,275	48,864	$(1,589)
Operating expenses	106,998	15,956	$91,042
Other expenses	366	1,798	$(1,432)
Net loss	$104,639	$16,617	$88,022

During the six months ended January 31, 2024, and 2023, we generated $50,000 and $50,001 revenues – related party, respectively. The revenues are related to the Consulting Agreement, in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors.

We had a net loss of $104,639 for the six months ended January 31, 2024, and $16,617 for the six months ended January 31, 2023. The increase in net loss of $88,022 was due to an increase in professional fees of $33,265, general and administration expenses of $57,777, offset by a decrease in cost of revenues -related party of $1,589 and other expenses of $1,432.

Cost of revenues -related party for the six months ended January 31, 2024, and 2023, were $47,275 and $48,864, respectively. The cost of revenues -related party was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement.

Operating expenses for the six months ended January 31, 2024, and 2023 were $106,998 and $15,956, respectively. For the six months ended January 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $46,484 and $13,219 and general and administrative expenses of $60,514 and $2,737, respectively.

Other expenses for the six months ended January 31, 2024, and 2023, represent interest expenses of $1,344 and $1,798 to related parties, on funds advanced to the Company and interest income of $978 and $0, respectively.

Balance Sheet Data:

	January 31, 2024	July 31, 2023	Changes
Cash	$883	$118,569	$(117,686)
Working capital deficiency	$(51,577)	$49,718	$(101,295)
Total assets	$9,216	$129,602	$(120,386)
Total liabilities	$60,793	$79,884	$(19,091)
Total stockholders' equity (deficit)	$(51,577)	$49,718	$(101,295)

As of January 31, 2024, our current assets were $9,216 and our current liabilities were $60,793 which resulted in working capital deficiency of $51,577. As of January 31, 2024, current assets were comprised of $833 in cash and $8,333 in accounts receivable, compared to $118,569 in cash, $8,333 in accounts receivable and $2,700 in employee advances as of July 31,2023. As of January 31, 2024, current liabilities were comprised of $46,646 in accounts payable, $14,147 in due to related party, compared to $32,385 in accounts payable, $47,499 in due to related party as of July 31, 2023.

 As of January 31, 2024, our working capital deficiency increased by $101,295 from $49,718 working capital on July 31, 2023, to $51,577 working capital deficiency on January 31, 2024, primarily due to a decrease in current assets of $120,386 offset by a decrease in current liabilities of $19,091.

Cash Flow Data:

	Six Months Ended
	January 31,
	2024	2023	Changes
Cash Flows used in Operating Activities	$(86,334)	$(9,412)	$(76,922)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by (used in) Financing Activities	$(31,352)	$10,000	$(41,352)
Net Change in Cash During Period	$(117,686)	$588	$(118,274)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2024, net cash flows used in operating activities was $86,334, consisting of a net loss of $104,639, reduced by imputed interest on related party loan of $1,344, reduced by an increase in accounts payable of $14,261 and a decrease in employee advances of $2,700.

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

Cash Flows from Financing Activities

We have financed our operations with loans from a related party. For the six months ended January 31, 2024, we repaid $33,352 to related party and received $2,000 from common stock subscription receivable -related party and for the six months ended January 31, 2023, we received $10,000 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of January 31, 2024, our company had a net loss of $104,639 and has earned $50,000 revenues – related party. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2024. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended July 31, 2022, the Company entered in a consulting agreement in the field of Healthcare for monthly $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. As of January 31, 2024, and 2023, all revenue of $50,000 and $50,001 and accounts receivable of $8,333 and $8,333 were derived from one customer, respectively.

Cost of revenue

During the six months ended January 31, 2024, and 2023, the cost of revenue of $47,275 and $48,864 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services, respectively.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)

(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
(32)	Section 1350 Certifications
32.1/32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes -Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: March 8, 2024	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

