Form 10-Q
period 2024-04-30
Panamera Holdings Corp
filed 2024-06-21
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 45,410,000 shares of common stock outstanding as of June 19, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2024	2023
Assets
Current Assets
Cash	$2,982	$118,569
Deposit for assets acquisition	7,548,000	-
Accounts receivable held for sale	-	8,333
Employee advanced	-	2,700
Total Current Assets	7,550,982	129,602

Total Assets	$7,550,982	$129,602

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$37,689	$32,385
Due to related party	72,648	47,499
Total Current Liabilities	110,337	79,884

Total Liabilities	110,337	79,884

Stockholders' Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 51,410,000 shares and 41,410,000 shares issued at April 30, 2024 and July 31, 2023, respectively	5,141	4,141
Additional paid in capital	22,572,534	7,570,875
Common stock subscriptions receivable-related party	-	(2,000)
Treasury stock, at cost: 6,000,000 shares at April 30, 2024 and July 31, 2023, respectively	(600)	(600)
Accumulated deficit	(15,136,430)	(7,522,698)
Total Stockholders' Equity	7,440,645	49,718
Total Liabilities and Stockholders' Equity	$7,550,982	$129,602

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	7,537	8,919	54,021	22,138
General and administration expenses	7,501,483	1,320	7,561,997	4,057
Total operating expenses	7,509,020	10,239	7,616,018	26,195

Net loss from operations	(7,509,020)	(10,239)	(7,616,018)	(26,195)

Other income (expense)
Interest income	43	-	1,021	-
Interest expense	(1,315)	(1,033)	(2,659)	(2,831)
Total other expense	(1,272)	(1,033)	(1,638)	(2,831)

Loss from continuing operations before taxes	(7,510,292)	(11,272)	(7,617,656)	(29,026)

Income tax benefit	-	-	-	-

Loss from continuing operations	$(7,510,292)	$(11,272)	$(7,617,656)	$(29,026)

Discontinued operations:
Income from discontinued operations	1,199	2,093	3,924	3,230
Income from discontinued operations, net of tax	$1,199	$2,093	$3,924	$3,230

Net Loss	$(7,509,093)	$(9,179)	$(7,613,732)	$(25,796)

Loss from continuing operations per common share - basic and diluted	$(0.17)	$(0.00)	$(0.20)	$(0.00)
Income from discontinued operations per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net loss per common share - basic and diluted	$(0.17)	$(0.00)	$(0.20)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	44,910,000	33,210,000	38,519,091	36,012,920

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended April 30, 2024

				Common Stock
			Additional	Subscription
	Common Stock		Paid in	Receivable -	Treasury Stock		Accumulated
	Shares	Amount	Capital	Related parties	Shares	Amount	Deficit	Total

Balance - July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	$(7,522,698)	$49,718

Imputed interest on related party loan	-	-	919	-	-	-	-	919
Net loss for the period	-	-	-	-	-	-	(62,992)	(62,992)
Balance - October 31, 2023	41,410,000	4,141	7,571,794	(2,000)	(6,000,000)	(600)	(7,585,690)	(12,355)

Collected common stock subscription receivable -related parties	-	-	-	2,000	-	-	-	2,000
Imputed interest on related party loan	-	-	425	-	-	-	-	425
Net loss for the period	-	-	-	-	-	-	(41,647)	(41,647)
Balance - January 31, 2024	41,410,000	4,141	7,572,219	-	(6,000,000)	(600)	(7,627,337)	(51,577)

Issuance of common stock to management for services	5,000,000	500	7,499,500	-	-	-	-	7,500,000
Issuance common stock - assets acquisition	5,000,000	500	7,499,500	-	-	-	-	7,500,000
Imputed interest on related party loan	-	-	1,315	-	-	-	-	1,315
Net loss for the period	-	-	-	-	-	-	(7,509,093)	(7,509,093)
Balance - April 30, 2024	51,410,000	$5,141	$22,572,534	$-	(6,000,000)	$(600)	$(15,136,430)	$7,440,645

For the Three and Nine Months Ended April 30, 2023

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance - July 31, 2022	39,210,000	$3,921	$346,505	-	$-	$(398,040)	$(47,614)

Imputed interest on related party loan	-	-	833	-	-	-	833
Net loss for the period	-	-	-	-	-	(4,221)	(4,221)
Balance - October 31, 2022	39,210,000	3,921	347,338	-	-	(402,261)	(51,002)

Imputed interest on related party loan	-	-	965	-	-	-	965
Share surrender, held as treasury stock	-	-	600	(6,000,000)	(600)	-	-
Net loss for the period	-	-	-			(12,396)	(12,396)
Balance - January 31, 2023	39,210,000	3,921	348,903	(6,000,000)	(600)	(414,657)	(62,433)

Imputed interest on related party loan	-	-	1,033	-	-	-	1,033
Net loss for the period	-	-	-			(9,179)	(9,179)
Balance - April 30, 2023	39,210,000	$3,921	$349,936	(6,000,000)	$(600)	$(423,836)	$(70,579)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(7,613,732)	$(29,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	2,659	2,831
Stock - based compensation - management	7,500,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,304	10,432
Accounts receivable	8,333	(1)
Prepaid expenses	-	55
Other receivable -related party	-	1,098
Deferred revenue and customer deposits	-	(1,500)
Payroll liabilities - related party	-	(75)
Employee advanced	2,700	-
Net Cash Used in Operating Activities	(94,736)	(16,186)

Cash Flows from Investing Activities:
Prepaid - assets acquisition	(48,000)	-
Net Cash Used in Investing Activities	(48,000)	-

Cash Flows from Financing Activities:
Proceeds from related party loans	58,500	10,800
Repayment related party loans	(33,351)	-
Proceeds from common stock subscription receivable - related party	2,000	-
Net Cash Provided by Financing Activities	27,149	10,800

Net change in cash	(115,587)	(5,386)
Cash, beginning of period	118,569	3,087
Cash, end of period	$2,982	$(2,299)

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity
Share surrender, held as treasury stock	$-	$600
Issuance common stock for assets acquisition	$7,500,000	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

April 30, 2024

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2024, the Company has a loss of $7,613,732, an accumulated deficit of $15,136,430. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2024.

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

NOTE 4 – DISCOUNTINED OPERATIONS

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations.

The following table is a summary of the assets and liabilities of the Company related to Healthcare consulting operations as of March 29, 2024 and July 31, 2023:

	March 29,	July 31,
	2024	2023
Accounts receivable	$8,333	$8,333
Total assets from discontinued operations	8,333	8,333

Accounts payable - payroll	5,669	-
Total liabilities from discontinued operations	$5,669	$-

On April 30, 2024, the net amount of $2,664, accounts receivable and accounts payable - payroll, were collected and settled.

The following is a summary of discontinued operations for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Revenues -related party	$16,667	$25,000	$66,667	$75,001
Cost of revenues -related party	15,468	22,907	62,743	71,771
Gross Profit	1,199	2,093	3,924	3,230
Operating expenses	-	-	-	-
Income from discontinued operations before income taxes	1,199	2,093	3,924	3,230
Income tax expense	-	-	-	-
Income from discontinued operations, net of tax	$1,199	$2,093	$3,924	$3,230

NOTE 5 – DEPOSIT FOR ASSET ACQUISITION

On February 1, 2024, the Company’s board of directors authorized the CEO to issue up to 7,000,000 shares of restricted common stock in the completion of various acquisitions of his identification and approval. On February 6, 2024, the Company issued 5,000,000 shares of common stock in connection with assets purchase agreement of an entity and payment of $48,000 in March 2024.

As of April 30, 2024, the acquisition was not completed, and the Company valued the stock issuance at market prices on issuance date, valued at $7,500,000 and recognized a deposit for asset acquisition of $7,548,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2024, and 2023, related parties financed $58,500 and $10,800 for operation expenses, respectively.

During the nine months ended April 30, 2024 and 2023, the Company repaid related party loans of $33,351 and $0, respectively.

As of April 30, 2024, and July 31, 2023, the Company was obliged for an unsecure, non-interest-bearing demand loans to three related parties, with balances of $72,648 and $47,499, respectively.

During the nine months ended April 30, 2024, and 2023, the Company recognized $2,659 and $2,831 interest on related party balances and imputed in additional paid-in-capital, respectively.

During the nine months ended April 30, 2024 and 2023, the Company recognized and paid $56,000 and $65,000 of salary to a member of the board of directors for services rendered to the Company, respectively.

During the nine months ended April 30, 2024 and 2023, the Company paid $30,475 and $0 salary to the Company’s corporate secretary – related party, respectively.

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the nine months ended April 30, 2024 and 2023, the Company generated revenues of $66,667 and $75,001, respectively. On March 29, 2024, the consulting agreement was terminated, and the result of Healthcare operations was recognized as discontinued operations (Note 4).

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of April 30, 2024, and July 31, 2023.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

On February 5, 2024, the Company issued 5,000,000 shares of common stock as compensation for a new employee. The Company valued the 5,000,000 shares of common stock based on market price on grant date of $7,500,000 and recorded this as a management expense in general and administrative expenses.

On February 6, 2024, the Company issued 5,000,000 shares of common stock in connection with assets purchase agreement (Note 5).

As of April 30, 2024, and July 31, 2023, there were 51,410,000 shares and 41,410,000 shares of common stock issued and 45,410,000 shares and 35,410,000 shares of common stock outstanding, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of April 30, 2024, and July 31, 2023, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

NOTE 8 – CONCENTRATION

Discontinue Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. The consulting agreement was terminated on March 29,2024.  During the nine months ended April 30, 2024 and 2023, all discontinued revenue of $66,667 and $75,001 and as of April 30, 2024 and July 31, 2023, the accounts receivable of $0 and $8,333 were derived from one customer, respectively.

Discontinue Cost of Revenue

During the nine months ended April 30, 2024, and 2023, the discounted cost of revenue of $62,743 and $71,771 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of April 30, 2024.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended April 30, 2024, which are included herein.

Our operating results for the nine months ended April 30, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended April 30, 2024, and 2023

	Three Months Ended
	April 30,
	2024	2023	Changes
Operating expenses	7,509,020	10,239	7,498,781
Other expenses	1,272	1,033	239
Net loss from continuing operations	$7,510,292	$11,272	$7,499,020

Income from discontinued operations	1,199	2,093	(894)

Net loss	$7,509,093	$9,179	$7,499,914

During the three months ended April 30, 2024, and 2023, we did not generate revenues.

We had a net loss from continuing operations of $7,510,292 for the three months ended April 30, 2024, and $11,272 for the three months ended April 30, 2023. The increase in loss from continuing operations of $7,499,020 was due to valuation of issuance 5,000,000 shares of common stock as compensation for a new employee based on market price on grant date of $7,500.000 and an increase in general and administration expenses of $163 ,other expenses of $239 offset by a decrease in professional fees of $1,382.

Operating expenses for the three months ended April 30, 2024, and 2023 were $7,509,020 and $10,239, respectively. For the three months ended April 30, 2024, and 2023, the operating expenses were primarily attributed to stock-based compensation of $7,500,000 and $0 related to issuance 5.000,000 shares of common stock for a new employee, professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $7,537 and $8,919 and general and administrative expenses of $1,483 and $1,320, respectively.

Other expenses for the three months ended April 30, 2024, and 2023, represent interest expenses of $1,315 and $1,033 to related parties, on funds advanced to the Company and interest income of $43 and $0, respectively.

Discontinued Operations

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations.

The following is a summary of discontinued operations for the period ended March 29, 2024 and three months ended April 30, 2023:

	Three Months Ended
	April 30,
	2024	2023	Changes
Revenues - related party	$16,667	$25,000	$(8,333)
Cost of revenues - related party	15,468	22,907	(7,439)
Gross Profit	1,199	2,093	(894)
Operating expenses	-	-	-
Income from discontinued operations before income taxes	1,199	2,093	(894)
Income tax benefit	-		-
Income from discontinued operations	$1,199	$2,093	$(894)

Cost of revenues - related party for the three months ended April 30, 2024, and 2023, were $15,468 and $22,907, respectively. The cost of revenues -related party was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement.

Results of Operations for the nine months ended April 30, 2024, and 2023

	Nine Months Ended
	April 30,
	2024	2023	Changes
Operating expenses	7,616,018	26,195	7,589,823
Other expenses	1,638	2,831	(1,193)
Net loss from continuing operations	$7,617,656	$29,026	$7,588,630

Income from discontinued operations	3,924	3,230	694

Net loss	$7,613,732	$25,796	$7,587,936

During the nine months ended April 30, 2024, and 2023, we did not generate revenues.

We had a net loss of $7,617,656 for the nine months ended April 30, 2024, and $29,026 for the nine months ended April 30, 2023. The increase in loss from continuing operations of $7,588,630 was due to valuation of issuance 5,000,000 shares of common stock as compensation for a new employee based on market price on grant date of $7,500.000 and an increase in professional fees of $31,883, general and administration expenses of $57,940, offset by a decrease in other expenses of $1,193.

Operating expenses for the nine months ended April 30, 2024, and 2023 were $7,616,018 and $26,195, respectively. For the nine months ended April 30, 2024, and 2023, the operating expenses were primarily attributed to stock-based compensation of $7,500,000 and $0 related to issuance 5.000,000 shares of common stock for a new employee, professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $ 54,021 and $22,138 and general and administrative expenses of $61,997 and $4,057, respectively.

Other expenses for the nine months ended April 30, 2024, and 2023, represent interest expenses of $2,659 and $2,831 to related parties, on funds advanced to the Company and interest income of $1,021 and $0, respectively.

Discontinued Operations

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations.

The following is a summary of discontinued operations for the period ended March 29, 2024 and nine months ended April 30, 2023:

	Nine Months Ended
	April 30,
	2024	2023	Changes
Revenues - related party	$66,667	$75,001	$(8,334)
Cost of revenues - related party	62,743	71,771	(9,028)
Gross Profit	3,924	3,230	694
Operating expenses	-	-	-
Income from discontinued operations before income taxes	3,924	3,230	694
Income tax benefit	-		-
Income from discontinued operations	$3,924	$3,230	$694

Cost of revenues - related party for the nine months ended April 30, 2024, and 2023, were $62,743 and $71,771, respectively. The cost of revenues - related party was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement.

Balance Sheet Data:

	April 30, 2024	July 31, 2023
Cash	$2,982	$118,569
Current Assets	$7,550,982	$129,602
Current Liabilities	$110,337	$79,884
Working Capital	$7,440,645	$49,718

As of April 30, 2024, our current assets were $7,5650,982 and our current liabilities were $110,337 which resulted in working capital of $7,440,645. As of April 30, 2024, current assets were comprised of $2,982 in cash and $7,548,000 in deposit for assets acquisition, compared to $118,569 in cash, $8,333 in accounts receivable and $2,700 in employee advances as of July 31, 2023. As of April 30, 2024, current liabilities were comprised of $37,689 in accounts payable, $72,648 in due to related party, compared to $32,385 in accounts payable, $47,499 in due to related party as of July 31, 2023.

Our increase in working capital is primarily due to the deposit on asset acquisition that the Company intends to complete in the fourth quarter ended July 31, 2024.

Deposit for Assets Acquisition

On

February 1, 2024, the Company’s board of director authorized Chairman and CEO to issue up to 7,000,000 shares of restricted common stock in the completion of various acquisitions of his identification and approval. On February 6, 2024, the Company issued 5,000,000 shares of common stock in connection with assets purchase agreement of an entity and payment of $48,000 in March 2024. As of April 30, 2024, the acquisition was not completed, and the Company valued the stock issuance at market price on issuance date valued at $7,500,000.

Cash Flow Data:

	Nine Months Ended
	April 30,
	2024	2023	Changes
Cash Flows used in Operating Activities	$(94,736)	$(16,186)	$(78,550)
Cash Flows used in Investing Activities	$(48,000)	$-	$(48,000)
Cash Flows provided by Financing Activities	$27,149	$10,800	$16,349
Net Change in Cash During Period	$(115,587)	$(5,386)	$(110,201)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2024, net cash flows used in operating activities was $94,736, consisting of a net loss of $7,613,732, reduced by imputed interest on related party loan of $2,659, stock-based compensation of $7,500,000, and reduced by a change in accounts payable and accrued liabilities of $5,304, accounts receivable of $8,333, employee advances of $2,700.

For the nine months ended April 30, 2023, net cash flows used in operating activities was $16,186, consisting of a net loss of $29,026, reduced by imputed interest on related party loan of $2,831, reduced by a change in accounts payable and accrued liabilities of $10,432, prepaid expenses of $55, other receivable - related party of $1,098 and increased by a change in accounts receivable of $1, customer deposit of $1,500, payroll liabilities - related party of $75.

Cash Flows from Investing Activities

During the nine months ended April 30, 2024, the Company prepaid $48,000 for assets acquisition.

Cash Flows from Financing Activities

We have financed our operations with loans from a related party. For the nine months ended April 30, 2024, we repaid $33,351 to the related party and received $2,000 from common stock subscription receivable - related party.

For the nine months ended April 30, 2024, and 2023, we received $58,500 and $10,800 from advances to pay certain operation expenses from related party loans, respectively.

Going Concern

As of April 30, 2024, our company had a net loss of $7,613,732. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2024. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 1 of Part I of this 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 10-K.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2024, the Company issued 5,000,000 shares of common stock,  as compensation for a new employee.

On February 6, 2024, the Company issued 5,000,000 shares of common stock in connection with the deposit on an assets purchase agreement.

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: June 21, 2024	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

