Form 10-K
period 2024-07-31
Panamera Holdings Corp
filed 2025-01-13
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________

Commission file number 000-55569

PANAMERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 West Loop South, Suite 1820 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 878-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 54,260,000 shares of common stock were issued and outstanding as of January 13, 2025.

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

Currently, we are not able to fund our cash requirements through our current operations. We have been reliant on a company controlled by our CEO and Chairman, T. Benjamin Jennings, to provide financial contributions and services to keep the Company operating. Further, we believe that our Company may have difficulties raising capital from other sources until we locate a prospective business combination candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder, officers or directors, to continue to provide financial contributions.

Discontinue Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. The consulting agreement was terminated on March 29,2024. During the year ended July 31, 2024 and 2023, all discontinued revenue of $66,667 and $100,001 and as of July 31, 2024 and July 31, 2023, the accounts receivable of $0 and $8,333 were derived from one customer, respectively.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, https://panameraholdings.com, which website and the information thereon we are not incorporating by reference into this Report.

Employees

As of July 31, 2024, we have an employment agreement with Cris Proler-President,  April Dominguez and Juan Juarez. The other officers and directors are donating their time to the development of our company and are able to fulfill part-time requirements.

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

As of July 31, 2024, the Company has suffered recurring losses from operations, has an accumulated deficit of $22,767,705 and earned limited revenues of $19,643 for the year ended July 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital and related party advances, provided that none are currently planned and no related parties are required to fund our operations. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. As of July 31, 2024, the Company has suffered recurring losses from operations, has an accumulated deficit of $22,767,705 and earned limited revenues of $19,643 for the year ended July 31, 2024. We may not have profitable operations in the future to ensure our continuation.

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

T. Benjamin Jennings, our President, Chief Executive Officer and director, beneficially owns approximately 44.8% of the issued and outstanding shares of our common stock. As a result, he controls approximately a majority of the stockholder vote. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Jennings controls the vote on all stockholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Jennings may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of July 31, 2024, our Company’s Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial and accounting officer), have determined that our disclosure controls and procedures were not effective. Separately, as of July 31, 2024, management has identified a material weakness in our internal control over financial reporting. We determined that we had a material weakness because, the Company has no formal control process related to the identification and approval of related party transactions and because, as a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

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

We have authorized capital stock consisting of 550,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share. As of the date of this Report, we have 54,260,000 shares of common stock issued and outstanding and no outstanding shares of preferred stock. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company prior to the issuance of any shares thereof. The preferred stock may have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. Because the board of directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s stockholders, stockholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. Investors should keep in mind that the board of directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

ITEM 1C. CYBERSECURITY

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive office location and mailing address is 2000 West Loop South, Suite 1820, Houston, Texas, 77056. The square footage is approximately 2,173 square feet. The office is provided at no cost to us.

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

12 Month Period Ended July 31, 2024	High	Low
Quarter ended July 31, 2024	$1.00	$0.675
Quarter ended April 30, 2024	$1.50	$0.75
Quarter ended January 31, 2024	$2.90	$0.625
Quarter ended October 31, 2023	$3.25	$0.30

12 Month Period Ended July 31, 2023	High	Low
Quarter ended July 31, 2023	$4.50	$1.05
Quarter ended April 30, 2023	$2.50	$0.625
Quarter ended January 31, 2023	$4.00	$1.25
Quarter ended October 31, 2022	$7.00	$4.00

Securities Transfer Corporation at 2901 Dallas Parkway, Suite 380 Plano, TX 75093 (Telephone 469-633-0101) is the registrar and transfer agent for our common shares.

Holders

On January 13, 2025, the shareholders’ list showed 31 registered shareholders, not including any persons who hold their stock in “street name”, with 54,260,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2024.

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

 Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2024 and 2023, which are included herein.

Our operating results for the years ended July 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	July 31,
	2024	2023	Changes
Revenues	$11,323	$-	$11,323
Revenues – related party	8,320	-	8,320
Cost of revenues	11,549	-	11,549
Operating expenses	15,253,629	7,126,053	8,127,576
Other expenses	3,396	3,977	(581)
Net loss from continuing operations	$15,248,931	$7,130,030	$8,118,901

Income from discontinued operations	3,924	5,372	(1,448)
Income from discontinued operations, net of tax	$3,924	$5,372	$(1,448)

Net loss	$15,245,007	$7,124,658	$8,120,349

During the years ended July 31, 2024 and 2023, we generated $19,643 and $0 of revenues, respectively. The revenues are related to sales of raw material including $8,320 sales to a company controlled by a related party.

We had cost of revenues of $11,549 and $0 for the years ended July 31, 2024 and 2023, respectively. The cost of revenue consisted of purchase material of $7,549 and shipping cost of $4,000.

Operating expenses for the years ended July 31, 2024 and 2023 were $15,253,629 and $7,126,053, respectively. For the year ended July 31, 2024, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $62,083, general and administrative expenses of $7,643,546 relating mainly to stock-based compensation for amount of $7,506,741,  and impairment loss  of $7,548,000 related to acquisition of an entity was not completed as of filling date of this Financial Statements.

For the year ended July 31, 2023, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $60,337, general and administrative expenses of $7,065,716 relating mainly to stock-based compensation for amount of $7,018,000.

Other expenses for the years ended July 31, 2024 and 2023, represent interest expenses of $4,435 and $3,990 to our CEO and Chairman, T. Benjamin Jennings, on funds advanced to the Company and interest income of $1,039 and $13, respectively.

We had net losses of $15,245,007 for the year ended July 31, 2024, and $7,124,658 for the year ended July 31, 2023. The increase in net loss of $8,120,349 primarily was due to an increase in operating expenses of $8,127,576 offset by an increase in gross profit of $8,094, a decrease in discontinued operations of $1,448 and a decrease in other expenses of $581.

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

The following is a summary of discontinued operations for the years ended July 31, 2024 and 2023:

	Years Ended
	July 31,
	2024	2023	Changes
Revenues -related party	$66,667	$100,001	$(33,334)
Cost of revenues -related party	62,743	94,629	(31,886)
Gross Profit	3,924	5,372	(1,448)
Operating expenses	-	-	-
Income from discontinued operations before income taxes	3,924	5,372	(1,448)
Income tax benefit	-	-	-
Income from discontinued operations	$3,924	$5,372	$(1,448)

Cost of revenues - related party for the year ended July 31, 2024 and 2023, were $62,743 and $94,629, respectively. The cost of revenues -related party was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement.

Liquidity and Capital Resources

Balance Sheet Data:

	July 31, 2024	July 31, 2023	Changes
Cash	$1,838	$118,569	$(116,731)
Working capital	$(217,173)	$49,718	$(266,891)
Total assets	$105,992	$129,602	$(23,610)
Total liabilities	$288,105	$79,884	$208,221
Total stockholders' equity	$(182,113)	$49,718	$(231,831)

As of July 31, 2024, our current assets were $1,838 and our current liabilities were $219,011 which resulted in working capital deficiency of $217,173 As of July 31, 2024, current assets were comprised of $1,838 in cash. As of July 31, 2024, current liabilities were comprised of $104,061 in accounts payable and accrued liabilities, $76,148 in due to related party and $38,802 in operating lease liabilities - current portion.

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

As of July 31, 2024, our working capital decreased  by $266,891 from a $49,718 working capital on July 31, 2023, to $217,173 of working capital deficiency on July 31, 2024, primarily due to a decrease in current assets of $127,764 offset by an increase in current liabilities of $139,127.

Cash Flow Data:

	Year Ended
	July 31,
	2024	2023	Changes
Cash Flows used in Operating Activities	$(99,380)	$(98,071)	$(1,309)
Cash Flows used in Investing Activities	$(48,000)	$-	$(48,000)
Cash Flows provided by Financing Activities	$30,649	$213,553	$(182,904)
Net Change in Cash during period	$(116,731)	$115,482	$(232,213)

Cash from Operating Activities

We have not generated positive cash flows from operating activities during the years ended July 31, 2024 and 2023.

For the year ended July 31, 2024, net cash flows used in operating activities was $99,380, consisting of a net loss of $15,245,007 reduced by imputed interest on a related party loan of $4,435, stock-based compensation of $7,506,741, impairment loss of $7,548,000, non-cash lease expenses of $3,216 and a net change in working capital of $83,235.

For the year ended July 31, 2023, net cash flows used in operating activities was $98,071, consisting of a net loss of $7,124,658, reduced by imputed interest on a related party loan of $3,990, stock-based compensation of $7,018,000 and a net change in working capital of $4,597.

Cash Flows from Investing Activities

During the year ended July 31, 2024, the Company deposited $48,000 for assets acquisition.

Cash Flows from Financing Activities

We have financed our operations with loans from our CEO and Chairman, T. Benjamin Jennings, and a stock subscription. For the years ended July 31, 2024 and 2023, we received $62,000 and $13,553 from advances to pay certain operation expenses from related party loans, and repaid $33,351 and $0 to the related party, respectively.

During the years ended July 31, 2024 and 2023, we received $2,000 and $0 from common stock subscription receivable -related party and $0 and $200,000 common stock subscription from one investor, respectively.

Going Concern

For the year ended July 31, 2024, our company had a net loss of $15,245,007 and generated $19,643 in revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2025. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cost of revenue

During the years ended July 31, 2024 and 2023, cost of revenue of $11,549 and $0 was for the cost of the raw materials that were sold the a company owned by Cris Proler who is President and a member of Panamera’s board of directors.

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 2 - Summary Of Significant Accounting Policies”to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statement and Supplemental Data”.

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

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of July 31,2024. We have identified the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

The information and disclosures which are set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, under the heading “Recent Sales of Unregistered Securities”, are incorporated by reference into this “Item 9B. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
T. Benjamin Jennings	Chairman, CEO, President, Director	59	May 2021
Douglas G. Baker	Chief Financial Officer, Treasurer, Director	69	May 2014
Stanley F. Wilson	Director	74	May 2021
Christopher N. Barakat	Director	36	May 2021
Curtis Summers	Director	49	May 2014
Cris Proler	President, Director	53	May 2024

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

Cristopher Proler – President and Director

Mr. Proler and his family have a long standing history including four generations in the metal recycling industry. He was the founder and CEO of The Proler Group from its inception in 2016. Prior to that Cris served as CEO of Proler Steel International from 2009 to 2014.and as Vice President of Proler Southwest from 1993 to 2009. Cris brings substantial knowledge of the metal recycling business along with new age processes being used and the people involved in the day to day transactions.

Our Company believes that Mr. Prolers’ professional background experience, including as CEO in the metals recycling industry, provides him the qualifications and skills necessary to serve as a director of our Company.

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

On May 18, 2022, the “Company entered into an Employment Contract with Christopher Barakat, a member of our board of directors, to serve in the capacity of a Clinical Business Development Officer on a month-to-month at will employment basis, to specifically serve as the consultant to First DP Ventures LP dba First Primary Care under the Consulting Agreement entered into as of the same date. The Employment Agreement is ‘at will’, and provides for Mr. Barakat to be paid $7,000 per month for services rendered, As well as a commission of $100 on each direct primary care membership sold and a commission equal to the first month’s membership per employee, for each virtual primary care membership sold. On March 29, 2024 the consulting agreement with First DP Ventures was terminated and at that point the employment agreement with Christoper Barakat was terminated. On May 15, 2024 the company entered into a three year employment agreement with Cristopher Proler to serve as President and Member of the Board of Directors.The agreement calls for an annual salary of $ 200,000.00. The salary shall increase to $ 325,000.00 annual as soon as practical. Mr. Proler also received 5,000,000 shares of restricted company stock. On June 13, 2024 the company entered into an employment agreement with Juan Juarez in the position of Senior Vice President of Finance with an annual salary of $ 100,000.00. Mr Juarez will receive 125,000 shares of restricted stock of Panamera Holdings Corporation having a 3 year vesting period. There have been no commissions paid to date. There are no other written employment agreements with our officers and directors.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.2 to our Registration Statement on Form S-1 filed on September 26, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Panamera Holdings Corporation, 2000 West Loop South, Suite 1820 Houston, Texas, 77056.

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended July 31, 2024. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. T. Benjamin Jennings along with Cris Proler as President. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. T. Benjamin Jennings and Cris Proler possess detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

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

Nomination Process

As of July 31, 2024, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements, as well as the qualifications of each candidate, when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this Annual Report.

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

Shareholder Communications

Our stockholders and other interested parties may communicate with members of the board of directors by submitting such communications in writing to our Corporate Secretary, 2000 West Loop South, Suite 1820  Houston, Texas 77056 who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the board of directors.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	Option Stock Awards ($)	Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
T. Benjamin Jennings,	2024	-	-	-	-	-	-	-	-
Chairman, CEO, President, Director	2023	-	-	-	-	-	-	-	-

Stanley F. Wilson,	2024	-	-	-	-	-		-	-
Former Secretary and General Counsel, and Director (1)	2023	-	-	-	-	-	-	-	-

Douglas G. Baker,	2024	-	-	-	-	-	-	-	-
Chief Financial Officer, Treasurer, Director	2023	-	-	-	-	-	-	-	-

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

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended July 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Christopher N. Barakat	$56,000	$-	$-	$56,000
Curtis Summers	$-	$-	$-	$-

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

Grants of Plan-Based Awards

During the fiscal year ended July 31, 2024 the company granted 50,000 stock options to Juan Juarez.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2024 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended July 31, 2024.

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

Outstanding Equity Awards at Year Ended July 31, 2024

There were no outstanding equity awards at July 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 13, 2025, certain information with respect to the beneficial ownership of our common stock shares by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 54,260,000 shares outstanding as of January 13, 2025 (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of January 13, 2025  are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 2000 West Loop South, Suite 1820, Houston, Texas, 77056. All shares described below are common stock and we only have common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers, Executive Officers and Directors
Common Stock	T. Benjamin Jennings	23,220,000	(1)	42.8%
Common Stock	Stanley F. Wilson(1)	1,000,000	(2)	1.8%
Common Stock	Curtis Summers	4,330,000		7.9%
Common Stock	Douglas G. Baker	1,670,000	(3)	3.1%
Common Stock	Chris Barakat	1,000,000		1.8%
Common Stock	Cristopher Proler	5,000,000		9.2%
Common Stock	Jeffrey Kilgore	5,000,000		9.2%
	All Executive Officers and Directors as a Group (seven persons)	41,220,000		75.8%

5% Stockholders

Common Stock	Chet Michael Fazand	2,750,000		5.1%

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

During the years ended year ended July 31, 2024 and 2023, the Company’s CEO and Chairman, T. Benjamin Jennings financed $62,000 and $13,553 for operation expenses, respectively and repaid $33,351 and $0 respectively. As of July 31, 2024, and 2023, the Company was obliged for an unsecured, none-interest bearing demand loan with a balance of $76,148 and $47,499, respectively also owed to our CEO and Chairman, T. Benjamin Jennings, CFO, Doug Baker and board member Stan Wilson. On June 2, 2023, the Company’s Board of Directors approved and authorized any debt holder in the Company to voluntarily convert their debt into Controlled and Restricted shares of common stock at a conversion price of $1.00 per share within a 5-day period following receipt of notice from the Company in either electronic, verbal, or written form.

During the year ended July 31, 2024 and 2023, the Company recognized and paid $56,000 and $86,000 in salary to a Chris Barakat, a member of the board of directors for services rendered to the Company.

On May 15, 2024 the Company entered into a three year employment agreement with Cristopher Proler to serve as President and Member of the Board of Directors.  The agreement calls for an annual salary of $200,000 with an increase to $325,000 as soon as practical.  On February 5,2024, Mr. Proler also received 5,000,000 shares of restricted company stock, valued at $7,500,000.

On June 13, 2024, the Company entered into an employment agreement with Juan Juarez for the position of Senior Vice President of Finance with an annual salary of $100,000.  Mr. Juarez will receive 125,000 shares of restricted common stock of Panamera Holdings Corporation having a 3-year vesting period, he will be entitled to 50,000 three -year stock options at $1.50 per share vesting fully in the first year on a monthly basis.

On February 6,2024, the Company also issued 5,000,000 shares of restricted common stock to Jeffrey Kilgore, valued at $7,500,000 for purchase of Kilgore Industrials which has not been finalized as of July 31, 2024 (Note- 4). Jeffery Kilgore was not related party before issuance of stock, as of July 31,2024, Jeffrey Kilgore was stockholder with over 5% ownership, therefore we considered the issuance of 5,000,000 shares of common stock as related party transactions.

During the years ended July 31, 2024 and 2023, the Company paid $30,475 and $0 salary to Robin Fuller Jennings, the Company’s corporate secretary – related party

On July 1, 2024 the Company entered into a 31 month lease for office space of 2,173 square feet.  The lease provides for two months free rent with a monthly payment of $ 4,000.00 per month thereafter.

During the years ended July 31, 2024 and 2023, the Company recognized $4,435 and $3,990 interest on related party loans and imputed in additional paid-in-capital, respectively to our CEO and Chairman, T. Benjamin Jennings.

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

During the year ended July 31,2024, the Company generated revenues of $8,320 from sales of material to a company controlled by Mr. Cris. Proler.

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

Director Independence

We currently have six directors, consisting of T. Benjamin Jennings, Stanley F. Wilson, Curtis Summers, Douglas G. Baker, Christopher Barakat and Cristopher Proler. We have determined that we do not have an independent director, as that term is used in Item 407 of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is M&K CPAS, PLLC, The Woodlands, Texas, PCAOB Auditor ID 2738.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2024 and for fiscal year ended July 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31,	Year Ended July 31,
Fee Category	2024	2023
Audit Fees (1)	$29,250	$22,500
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	$29,250	$22,500

(1)

Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended July 31, 2024 and 2023 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

PANAMERA HOLDINGS CORPORATION

Dated: January 13, 2025	By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director (Principal Executive)

Dated: January 13, 2025	By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, and Director (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated:  January 13, 2025

By:	/s/ Stanley F. Wilson
Stanley F. Wilson
Director

Dated:  January 13, 2025

By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, and Director (Principal Financial/Accounting Officer)

Dated:  January 13, 2025

By:	/s/ Christopher N. Barakat
Christopher N. Barakat
Director

Dated:  January 13, 2025

By:	/s/ Curtis Summers
Curtis Summers
Director

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Index to Audited Financial Statements

July 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panamera Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panamera Holdings Corporation (the Company) as of July 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company had a going concern due to a net loss from operations and a net capital deficiency.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2022.

The Woodlands, TX

January 13, 2025

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

	July 31,	July 31,
	2024	2023
Assets
Current Assets
Cash	$1,838	$118,569
Accounts receivable	-	8,333
Employee advanced	-	2,700
Total Current Assets	1,838	129,602

Non-Current Assets
Operating lease right-of-use asset	104,154	-

Total Assets	$105,992	$129,602

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$104,061	$32,385
Due to related party	76,148	47,499
Operating lease liability - current portion	38,802	-
Total Current Liabilities	219,011	79,884

Non-current Liability
Operating lease liability	69,094	-
Total Liabilities	288,105	79,884

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 51,410,000 shares and 41,410,000 shares issued at July 31, 2024 and 2023, respectively	5,141	4,141
Additional paid in capital	22,581,051	7,570,875
Common stock subscriptions receivable-related party	-	(2,000)
Treasury stock, at cost: 6,000,000 shares	(600)	(600)
Accumulated deficit	(22,767,705)	(7,522,698)
Total Stockholders' Equity (Deficit)	(182,113)	49,718
Total Liabilities and Stockholders' Equity	$105,992	$129,602

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

	For the
	Year Ended
	July 31,
	2024	2023

Revenues	$11,323	$-
Revenue – related party	8,320	-
Cost of revenues	11,549	-
Gross profit	8,094	-

Operating expenses
Professional fees	62,083	60,337
Impairment expense	7,548,000	-
General and administration expenses	7,643,546	7,065,716
Total operating expenses	15,253,629	7,126,053

Net loss from operations	(15,245,535)	(7,126,053)

Other income (expense)
Interest income	1,039	13
Interest expense	(4,435)	(3,990)
Total other expense	(3,396)	(3,977)

Loss from continuing operations before taxes	(15,248,931)	(7,130,030)

Income tax benefit	-	-

Loss from continuing operations	$(15,248,931)	$(7,130,030)

Discontinued operations:
Income from discontinued operations	3,924	5,372
Income from discontinued operations, net of tax	$3,924	$5,372

Net Loss	$(15,245,007)	$(7,124,658)

Loss from continuing operations per common share - basic and diluted	$(0.38)	$(0.20)
Income from discontinued operations per common share - basic and diluted	$0.00	$0.00
Net loss per common share - basic and diluted	$(0.38)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	40,259,869	35,535,137

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

For the Years Ended July 31, 2024 and 2023

				Common Stock
			Additional	Subscription
	Common Stock		Paid in	Receivable -	Treasury Stock		Accumulated
	Shares	Amount	Capital	Related Parties	Shares	Amount	Deficit	Total

Balance, July 31, 2022	39,210,000	$3,921	$346,505	$-	-	$-	$(398,040)	$(47,614)

Issuance common stock in cash	2,200,000	220	7,219,780	(2,000)	-	-	-	7,218,000
Imputed interest on related party loan	-	-	3,990		-	-	-	3,990
Share surrender, held as treasury stock	-	-	600		(6,000,000)	(600)	-	-
Net loss	-	-	-				(7,124,658)	(7,124,658)
Balance, July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	$(7,522,698)	$49,718

Collected common stock subscription receivable -related parties	-	-	-	2,000	-	-	-	2,000
Common stock issued for employees	5,000,000	500	7,499,500	-	-	-	-	7,500,000
Issuance common stock for assets acquisition	5,000,000	500	7,499,500	-	-	-	-	7,500,000
Imputed interest on related party loan	-	-	4,435	-	-	-	-	4,435
Restricted stock based compensation		-	3,472	-	-	-	-	3,472
Stock option expense	-	-	3,269	-	-	-	-	3,269
Net loss	-	-	-	-	-	-	(15,245,007)	(15,245,007)
Balance, July 31, 2024	51,410,000	$5,141	$22,581,051	$-	(6,000,000)	$(600)	$(22,767,705)	$(182,113)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(15,245,007)	$(7,124,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	4,435	3,990
Impairment loss of asset acquisition	7,548,000	-
Stock-based compensation	7,506,741	7,018,000
Non-cash lease expenses	3,216	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	71,676	15,351
Accounts receivable	8,333	(1)
Prepaid expenses	-	55
Other receivable - related party	-	1,098
Deferred revenue and customer deposits	-	(1,500)
Payroll liabilities - related party	-	(7,706)
Employee advanced	2,700	(2,700)
Operating lease liabilities	526	-
Net Cash Used in Operating Activities	(99,380)	(98,071)

Cash Flows from Investing Activities:
Deposit for assets acquisition	(48,000)	-
Net Cash Used in Investing Activities	(48,000)	-

Cash Flows from Financing Activities:
Proceeds from related party loans	62,000	13,553
Repayment related party loans	(33,351)	-
Proceeds from common stock subscription receivable - related party	2,000	-
Proceeds from common stock issuance	-	200,000
Net Cash Provided by Financing Activities	30,649	213,553

Net change in cash	(116,731)	115,482
Cash, beginning of period	118,569	3,087
Cash, end of period	$1,838	$118,569

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Share surrender, held as treasury stock	$-	$600
Issuance common stock for assets acquisition	$7,500,000	$-
Right-of use assets obtained in exchange for new operating lease liabilities	$107,370	$-
Common stock subscription receivable for common stock issued to related parties	$-	$2,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Audited Consolidated Financial Statements

July 31, 2024 and 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2024, the Company has suffered recurring losses from operations, has an accumulated deficit of $22,767,705 and earned limited revenues of $19,643 during the year ended July 31, 2024. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2025.

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

For the years ended July 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years Ended
	July 31
	2024	2023
	Shares-Current Year	Shares
Convertible Debt-related party	76,148	47,499
Unvested restricted common stock	125,000	-
Stock option	50,000	-
	251,148	47,499

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2024 and 2023. The carrying values of our financial instruments, including cash, accounts payable and accrued liabilities and loans payable from related party approximate their fair values due to the short-term maturities of these financial instruments.

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

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers.The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

The Company had one annual consulting contract that requires a fixed monthly payment of $8,333. The Company recognizes the monthly revenue at the beginning of the month and any cash payments received in advance are recorded as deferred revenue until all obligations have been met as specified in the related customer contract. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations (Note 3).

During the year ended July 31,2024, the Company changed its business activities from consulting to trade of raw material. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the material transfer from the Company to the customer by issuance invoice according to agreement.

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

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Any lease with a term of 12 months or less is considered short-term. As permitted by ASC 842, short-term leases are excluded from the ROU assets and lease liabilities on the consolidated balance sheets. Consistent with all other operating leases, short-term lease expense is recorded on a straight-line basis over the lease term.

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”).The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances.

NOTE 3 – DISCOUNTINED OPERATIONS

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

The following table is a summary of the assets and liabilities of the Company related to Healthcare consulting operations as of July 31, 2024 and July 31, 2023:

	July 31,	July 31,
	2024	2023
Accounts receivable	$-	$8,333
Total assets from discontinued operations	$-	$8,333

On April 30, 2024, the net amount of $2,664, accounts receivable of 8,333 and accounts payable - payroll  of $5,669, were collected and settled.

The following is a summary of discontinued operations for the years ended July 31, 2024 and 2023:

	Years Ended
	July 31,
	2024	2023
Revenues - related party	$66,667	$100,001
Cost of revenues - related party	62,743	94,629
Gross Profit	3,924	5,372
Operating expenses	-	-
Income from discontinued operations before income taxes	3,924	5,372
Income tax benefit	-	-
Income from discontinued operations	$3,924	$5,372

The following is a summary of discontinued cash flow for the years ended July 31, 2024 and 2023:

	Years Ended
	July 31,
	2024	2023
Net income	$3,924	$5,372
Changes in operating assets and liabilities:
Accounts receivable	8,333	(1)
Net cash provided by operating activities	$12,257	$5,371

During the years ended July 31, 2024 and 2023, the Company did not have investing activities and financing activities from discontinued operations.

NOTE 4 – DEPOSIT FOR ASSET ACQUISITION

On February 1, 2024, the Company’s board of directors authorized the CEO to issue up to 7,000,000 shares of restricted common stock in the completion of various acquisitions of his identification and approval. Pursuant to Binding Letter of Understanding signed on February 7, 2024, the Company signed a Letter of Intent (‘LOI”) with an entity named “Kilgore Industrial “ on July 23, 2024 for asset acquisition by issuance 5,000,000 shares of common stock (was issued on February 6, 2024) and 2,000,000 shares of common stock will be due on closing of agreement. According to LOI dated July 23, 2024, the parties agreed to execute the Asset Purchase Agreement on or before August 23, 2024 and the closing of the proposed transaction will take place as soon as thereafter as all conditions to the transaction are satisfied or waived, but not later than November 22, 2024.

On February 6, 2024, the Company issued 5,000,000 shares of common stock to Jeffery Carl Kilgore, principal of Kilgore Industrial, valued at $7,500,000 at market prices on issuance date in connection with assets purchase agreement of an entity and payment of $48,000 in March 2024.

As of the filling date of this Financial Statements, the acquisition was not completed and the Company recognized impairment loss of $7,548,000 for the year ended July 31,2024.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2023, the Company issued 2,000,000 shares of common stock to two directors for $2,000. As of July 31, 2023, the Company recorded a common stock subscriptions receivable – related parties of $2,000. During the year ended July 31, 2024, the payments were collected. This issuance resulted in stock-based compensation of $7,018,000.

On May 15, 2024, the Company entered into a three year employment agreement with Cristopher Proler to serve as President and Member of the Board of Directors. The agreement calls for an annual salary of $200,000 with an increase to $325,000 as soon as practical.  Mr. Proler also received 5,000,000 shares of restricted company stock, valued at $7,500,000. As of Juily 31,2024, the Company had accrued unpaid salaries to Mr. Proler  of $41,667.

On June 13, 2024, the Company entered into an employment agreement with Juan Juarez for the position of Senior Vice President of Finance with an annual salary of $100,000. Mr. Juarez will receive 125,000 shares of restricted common stock of Panamera Holdings Corporation having a 3-year vesting period, he will be entitled to 50,000 three -year stock options at $1.50 per share vesting fully in the first year on a monthly basis (Note-8). As of July 31,2024, the Company had accrued unpaid salaries to Mr. Juarez of $9,818.

On February 6,2024, the Company also issued 5,000,000 shares of restricted common stock to Jeffrey Kilgore, valued at $7,500,000 for purchase of Kilgore Industrials which has not been finalized as of July 31, 2024 (Note- 4). Jeffery Kilgore was not related party before issuance of stock, as of July 31,2024, Jeffrey Kilgore was stockholder with over 5% ownership, therefore we considered the issuance of 5,000,000 shares of common stock as related party transactions because the stockholder’s ownership is greater than 5%.

During the years ended year ended July 31, 2024 and 2023, related parties financed $62,000 and $13,553 for operation expenses and repaid related parties’ loan of $33,351 and $0, respectively.

As of July 31, 2024, and 2023, the Company was obliged for an unsecured, none-interest bearing demand loans to three related parties, with balances of $76,148 and $47,499, respectively. on June 2, 2023, the Company’s Board of Directors approved and authorized any debt holder in the Company to voluntarily convert their debt into Controlled and Restricted shares of common stock at a conversion price of $1.00 per share within a 5-day period following receipt of notice from the Company in either electronic, verbal, or written form.

During the years ended July 31, 2024 and 2023, the Company recognized $4,435 and $3,990 interest on related party loans and imputed in additional paid-in-capital, respectively.

During the years ended July 31, 2024 and 2023, the Company recognized and paid $56,000 and $86,000 of salary to a member of the board of directors for services rendered to the Company, respectively.

During the years ended July 31, 2024 and 2023, the Company paid $30,475 and $0 salary to Robin Fuller Jennings, the Company’s corporate secretary – related party.

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the years ended July 31, 2024 and 2023, the Company generated revenues of $66,667 and $100,001 and recognized and paid $56,000 and $86,000 salary to a member of the board of directors, respectively. On March 29, 2024, the consulting agreement was terminated, and the result of Healthcare operations was recognized as discontinued operations (Note 3).

During the year ended July 31,2024, the Company generated revenues of $8,320 from sales of material to a company controlled by a related party.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also a director of the Company, to use at no charge. On July 1, 2024, The company enter into a lease agreement with third party and moved in new office leased.

Note 6 – LEASE

On July 1, 2024, the Company entered into an operating lease for the office, with the term of 31 months, monthly lease expenses of $4,000 with condition the first two months free rent.

For the year ended July 31, 2024, right-of-use asset and lease information about the Company’s operating lease consist of:

Year ended
July 31,
2024
Operating lease cost	$3,742

Supplemental cash flow information related to leases was as follows:

Year Ended
July 31,
2024
Cash paid for operating cash flows from operating leases	$-
Right-of-use asset obtained in exchange for new operating lease liabilities	$107,370

Weighted-average remaining lease term - operating leases (year)	2.50
Weighted-average discount rate -operating leases	5.88%

Supplemental balance sheet information related to leases consists of:

July 31,
2024
Operating lease ROU asset	$104,154

Operating lease liabilities:
Current portion	$38,802
Non-current portion	69,094
$107,896

The following table outlines maturities of our lease liabilities as of July 31, 2024:

Year ending July 31,
2025	$44,000
2026	48,000
2027	24,000
Thereafter	-
$116,000
Less imputed interest	(8,104)
Operating lease liabilities	$107,896

NOTE 7 - PROVISION FOR INCOME TAXES

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of July 31, 2024 and 2023 are as follows:

	July 31, 2024	July 31, 2023
Net operating carryforward	$(22,767,705)	$(7,522,698)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	4,781,218	1,579,767
Valuation allowance	(4,781,218)	(1,579,767)
Deferred income tax assets	$-	$-

As of July 31, 2024, the Company had $22,767,705 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2023 are subject to review by the tax authorities.

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was designated, issued or outstanding as of July 31, 2024 and 2023.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

During the year ended July 31, 2023, the Company entered into a common stock purchase agreement with an investor for the issuance of 200,000 shares of restricted common stock at a price of $1.00 per share. On April 28, 2023, the Company issued 200,000 shares of common stock.

During the year ended July 31, 2023, the Company issued 2,000,000 shares of restricted common stock to two directors for $2,000. Due to the issuance of these shares to related parties at par value, the company recognized stock-based compensation of $7,018,000, based on the closing share price of the company’s common stock on the date of grant.

On February 5, 2024, the Company issued 5,000,000 shares of common stock as compensation for a new employee. The Company valued the 5,000,000 shares of common stock based on market price on grant date of $7,500,000 and recorded this as a management expense in general and administrative expenses.

On February 6, 2024, the Company issued 5,000,000 shares of common stock in connection with assets purchase agreement (Note 4).

On June 17, 2024, the Company entered into an engagement agreement with a director and granted 125,000 shares of restricted common stock, with term of three years, fully vesting over a three-year period on a monthly basis. The Company valued the restricted common stock in amount of $124,988 at market price on grant date. During the year ended July 31, 2024, the Company recognized stock-based compensation of $3,472. As of July 31, 2024, 121,528 shares are not vested.

As of July 31, 2024 and 2023, there were 51,410,000 shares and 41,410,000 shares of common stock issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of July 31, 2024 and 2023, the Company had 6,000,000 shares of treasury stock valued at $600.

Stock Option

On June 17, 2024, the Company entered into an engagement agreement with an officer and granted stock option of 50,000 shares of common stock, valued at $39,225 with term of three years, exercise price of $1.50 per share, fully vesting in the first year on a monthly basis. During the year ended July 31, 2024, the Company recognized stock option expense of $3,269.

The following is a summary of the change in stock option during the year ended July 31, 2024:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, July 31, 2023	-	$-	-
Granted	50,000	1.50	3.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, July 31, 2024	50,000	$1.50	2.88

Exercisable options, July 31, 2024	4,166	$1.50	2.88

The intrinsic value of the options as of July 31, 2024, is $0.

The Company determined the stock option to be an equity instrument, to be valued as a level 3 fair value financial instrument valued on a non-recurring basis and utilized the Black-Scholes valuation model.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on historical issuances. Expected volatility is based on the historical stock price volatility of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. Expected term is calculated using a simplified method for plan vanilla options.

The Company utilized the following assumptions:

Year Ended
July 31,
2024
Expected term	2 years
Expected average volatility	187%
Expected dividend yield	-
Risk-free interest rate	4.75%

NOTE 9 – CONCENTRATION

As of July 31, 2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue

	Percentage of Revenue		Percentage of
	For Years Ended		Accounts Receivable
	July 31		July 31	July 31
	2024	2023	2024	2023
Customer A	57.64%	-	-	-
Customer B-related party	42.36%	-	-	-
Total (as a group)	100.00%	-	-	-

Discontinue Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. The consulting agreement was terminated on March 29, 2024.  During the years ended July 31, 2024 and 2023, all discontinued revenue of $66,667 and $100,001 and as of July 31, 2024 and 2023, the accounts receivable of $0 and $8,333 were derived from one customer, respectively.

Cost of Revenue

	Percentage of Purchase		Percentage of
	For Years Ended		Accounts payable for purchase
	July 31		July 31	July 31
	2024	2023	2024	2023
Supplier A	65.36%	-	-	-
Supplier B	25.98%	-	-	-
Total	91.34%	-	-	-

Discontinue Cost of Revenue

During the years ended July 31, 2024, and 2023, the discontinues cost of revenue of $62,743 and $94,629 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

NOTE 10– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of July 31, 2024.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's consolidated financial position or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based upon this review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On August 8, 2024, the Company entered into a binding Purchase Agreement for Membership Interests with AusTex Aggregates LLC (“AA”) and the owner of 100% of the issued and outstanding Membership Interests of AA. By the terms of the agreement, the parties closed the Purchase Agreement on October 1, 2024 with the exchange of 2,750,000 Shares of restricted common stock from the treasury of the Company to the AA’s Member, and the delivery of 100% of the Membership Interests by AA’s Member to the Company.

On November 1, 2024 Joshua Greenberg purchased 100,000 shares of newly issued restricted common stock of Panamera Holdings Corporation at a price of 50 cents per share.

