Form 10-Q
period 2024-10-31
Panamera Holdings Corp
filed 2025-02-14
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-55569

PANAMERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	46-5707326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2000 West Loop South, Suite 1820 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 878-7200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,510,000 shares of common stock outstanding as of February 12, 2025.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2024	2024
Assets
Current Assets
Cash	$1,260	$1,838
Prepaid expenses	4,855	-
Other receivable	2,519	-
Total Current Assets	8,634	1,838

Non-Current Assets
Operating lease right-of-use asset	94,462	104,154

Total Assets	$103,096	$105,992

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$160,841	$104,061
Due to related party	80,146	76,148
Operating lease liability - current portion	43,434	38,802
Total Current Liabilities	284,421	219,011

Non-current Liability
Operating lease liability	57,996	69,094
Total Liabilities	342,417	288,105

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 51,410,000 shares issued at October 31, 2024 and July 31, 2024, respectively	5,141	5,141
Additional paid in capital	22,596,411	22,581,051
Common stock subscriptions receivable-related party	-	-
Treasury stock, at cost: 6,000,000 shares at October 31, 2024 and July 31, 2024, respectively	(600)	(600)
Accumulated deficit	(22,840,273)	(22,767,705)
Total Stockholders' Deficit	(239,321)	(182,113)
Total Liabilities and Stockholders' Deficit	$103,096	$105,992

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2024	2023

Revenues	$7,905	$-
Revenues -related party	35,663	-
Total revenues	43,568	-

Operating expenses
Professional fees	144	22,894
General and administration expenses	114,075	42,017
Total operating expenses	114,219	64,911

Net loss from operations	(70,651)	(64,911)

Other income (expense)
Interest income	20	828
Interest expense	(1,937)	(919)
Total other expense	(1,917)	(91)

Loss from continuing operations before taxes	(72,568)	(65,002)

Income tax benefit	-	-

Loss from continuing operations	$(72,568)	$(65,002)

Discontinued operations:
Income from discontinued operations	-	2,010
Income from discontinued operations, net of tax	$-	$2,010

Net Loss	$(72,568)	$(62,992)

Loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.00)
Income from discontinued operations per common share - basic and diluted	$-	$0.00
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,417,989	35,410,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended October 31, 2024

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - July 31, 2024	51,410,000	$5,141	$22,581,051	(6,000,000)	$(600)	$(22,767,705)	$(182,113)

Imputed interest on related party loan	-	-	1,878	-	-	-	1,878
Restricted stock-based compensation	-	-	6,944	-	-	-	6,944
Stock option compensation	-	-	6,538	-	-	-	6,538
Net loss for the period	-	-	-	-	-	(72,568)	(72,568)
Balance - October 31, 2024	51,410,000	$5,141	$22,596,411	(6,000,000)	$(600)	$(22,840,273)	$(239,321)

For the Three Months Ended October 31, 2023

	Common Stock		Additional Paid in	Common Stock Subscription Receivable -Related	Treasury Stock		Accumulated
	Shares	Amount	Capital	parties	Shares	Amount	Deficit	Total

Balance - July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	$(7,522,698)	$49,718

Imputed interest on related party loan	-	-	919	-	-	-	-	919
Net loss for the period	-	-	-	-	-	-	(62,992)	(62,992)
Balance - October 31, 2023	41,410,000	$4,141	$7,571,794	$(2,000)	(6,000,000)	$(600)	$(7,585,690)	$(12,355)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(72,568)	$(62,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	1,878	919
Impairment loss of asset acquisition	-	-
Stock-based compensation	13,482	-
Non-cash lease expenses	9,692	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	56,780	(2,650)
Prepaid expenses	(4,855)	-
Other receivable	(2,519)	-
Employee advanced	-	2,700
Operating lease liabilities	(6,466)	-
Net Cash Used in Operating Activities	(4,576)	(62,023)

Cash Flows from Financing Activities:
Proceeds from related party loans	5,598	-
Repayment related party loans	(1,600)	(19,102)
Net Cash Provided by (Used in) Financing Activities	3,998	(19,102)

Net change in cash	(578)	(81,125)
Cash, beginning of period	1,838	118,569
Cash, end of period	$1,260	$37,444

Supplemental cash flow information:
Cash paid for interest	$29	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Issuance restricted common stock as treasury stock- assets acquisition	$2,282,500	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

October 31, 2024

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2024, as filed with the SEC on January 13, 2025.

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

During the three months ended December 31,2023, the Company had one annual consulting contract that requires a fixed monthly payment of $8,333. The Company recognizes the monthly revenue at the beginning of the month and any cash payments received in advance are recorded as deferred revenue until all obligations have been met as specified in the related customer contract. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations (Note 4).

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

For the three months ended October 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three Months Ended
	October 31
	2024	2023
	Shares	Shares
Convertible Debt-related party	80,146	28,397
Unvested restricted common stock	10,416	-
	90,562	28,397

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2024, the Company has a loss of $72,568, an accumulated deficit of $22,840,273 (consisted of stock-based compensation of $14,524,741 and impairment loss of $7,548,000 which are non-recurring)The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2025.

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

As of October 31, 2024 and July 31,2024, the assets and liabilities of the Company related to Healthcare consulting operations were $0, respectively.

The following is a summary of discontinued operations for the three months ended October 31, 2023:

Three Months Ended
October 31,
2023
Revenues -related party	$25,000
Cost of revenues -related party	22,990
Gross Profit	2,010
Operating expenses	-
Income from discontinued operations before income taxes	2,010
Income tax benefit
Income from discontinued operations	$2,010

The following is a summary of discontinued cash flow for the three months ended October 31, 2023:

Three Months Ended
October 31,
2023
Net income	$2,010
Changes in operating assets and liabilities:
Net cash provided by operating activities	$2,010

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2024 and 2023, related parties financed $5,598 and $0 for operation expenses and repaid related parties’ loan of $1,600 and $19,102, respectively.

As of October 31, 2024, and July 31, 2024, the Company was obliged for unsecure, non-interest-bearing demand loans to three related parties, with balances of $80,146 and $76,148, respectively.

During the three months ended October 31, 2024, and 2023, the Company recognized $1,878 and $919 interest on related party balances and imputed in additional paid-in-capital, respectively.

During the three months ended October 31, 2024 and 2023, the Company recognized and paid $0 and $21,000 of salary to a member of the board of directors for services rendered to the Company, respectively.

During the three months ended October 31, 2024 and 2023, the Company paid $0 and $21,725 salary to Robin Fuller Jennings the Company’s corporate secretary – related party, respectively.

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the three months ended October 31, 2024 and 2023, the Company generated revenues of $0 and $25,000, respectively. On March 29, 2024, the consulting agreement was terminated, and the result of Healthcare operations was recognized as discontinued operations (Note 4).

During the three months ended October 31,2024, and 2023 the Company generated revenues of $35,663 and $0 from sales of material to a company controlled by a related party.

Note 6 – LEASE

On July 1, 2024, the Company entered into an operating lease for the office, with the term of 31 months, monthly lease expenses of $4,000 with condition the first two months free rent.

For the three months ended October 31, 2024, right-of-use asset and lease information about the Company’s operating lease consist of:

Three months ended
October 31,
2024
Operating lease cost	$8,000
Variable lease cost	3,226
Total lease cost	$11,226

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$8,000
Right-of-use asset obtained in exchange for new operating lease liabilities	$107,370

Weighted-average discount rate — operating leases	5.88%
Weighted-average remaining lease term - operating leases (year)	2.25

Supplemental balance sheet information related to leases consists of:

October 31,
2024
Operating lease right-of-use asset	$94,462

Operating lease liabilities:
Current portion	43,434
Non-current portion	57,996
$101,430

The following table outlines the maturities of our lease liabilities as of October 31, 2024:

Year ending Jul 31,
2025 (excluding the three months ended October 31, 2024)	$36,000
2026	48,000
2027	24,000
Thereafter	-
$108,000
Less imputed interest	(6,570)
Operating lease liabilities	$101,430

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of October 31, 2024, and July 31, 2024.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

As of October 31, 2024, and July 31, 2024, there were 51,410,000 shares and 51,410,000 shares of common stock issued and 45,410,000 shares and 45,410,000 shares of common stock outstanding, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of October 31, 2024, and July 31, 2024, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

On August 8, 2024, the Company entered into a binding Purchase Agreement for Membership Interests with AusTex Aggregates LLC (“AA”) and the owner of 100% of the issued and outstanding Membership Interests of AA. By the terms of the agreement, the parties closed the Purchase Agreement on October 1,2024 with the exchange of 2,750,000 Shares of restricted common stock from the treasury of the Company to the AA’s Member, and the delivery of 100% of the Membership Interests by AA’s Member to the Company. On October 1,2024, the Company issued 2,750,000 shares of common stock as treasury stock, valued $2,282,500 based on market price at grant date. On January 17,2025, The Company and “AA” agreed to discontinue the Purchase Agreement for Membership Interests, and 2,750,000 shares of restricted common stock were cancelled at January 31,2025. As these shares were returned and cancelled prior to the issuance of these financial statements, these shares are not shown as outstanding as of period end October 31, 2024.

Stock Option

On June 17, 2024, the Company entered into an engagement agreement with an officer and granted stock option of 50,000 shares of common stock, valued at $39,225 with term of three years, exercise price of $1.50 per share, fully vesting in the first year on a monthly basis. On September 24,2024, an officer resigned from his position. During the three months ended October 31, 2024, the Company recognized stock option expense of $6,538.

The following is a summary of the change in stock option during the three months ended October 31, 2024:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, July 31, 2024	50,000	$1.50	2.88
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(50,000)	(1.50)	(2.88)
Outstanding, October 31, 2024	-	$-	-

Exercisable options, October 31, 2024	-	$-	-

The intrinsic value of the options as of October 31, 2024, is $0.

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

The Company utilized the following assumptions on grant date of June 17,2024:

Expected term	2 years
Expected average volatility	187%
Expected dividend yield	-
Risk-free interest rate	4.75%

NOTE 8 – CONCENTRATION

As of October 31, 2024 and July 31,2024 and for three months ended October 31, 2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Revenue

	Percentage of Revenue		Percentage of
	Three Months Ended		Accounts Receivable
	October 31		October 31	July 31
	2024	2023	2024	2024
Customer A-related party	81.86%	-	-	-
Total (as a group)	81.86%	-	-	-

Discontinue Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. The consulting agreement was terminated on March 29, 2024. During the three months ended October 31, 2023, all discontinued revenue of $25,000 was derived from one customer.

Cost of Revenue

During the three months ended October 31,2024 2023 and July 31,2023, the cost of revenue were $0, respectively.

Discontinue Cost of Revenue

During the three ended October 31, 2023, the discontinues cost of revenue of $22,990 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of October 31, 2024.

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

On November 1, 2024 an individual purchased 100,000 shares of newly issued restricted common stock of Panamera Holdings Corporation at a price of 50 cents per share.

On December 4, 2024, the Company signed a Letter of Intent with a corporation formed under the laws of the Province of Alberta, Canada (“Issuer”) to purchase common shares of the Issuer that will constitute a 51% interest in the Issuer. The consideration for purchase of the shares shall be $10,000,000 which may comprise of a combination of cash and Panamera Holdings stock as mutually agreed upon. The Company shall have arranged an advance escrow payment to the Issuer in the amount of $2,000,000 by no later than 14 days from full execution of Letter of Intent. As of the date of filling these consolidate financial statements, the Letter of Intent has not been executed.

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

Our address is 2000 West Loop South, Suite 1820 Houston, Texas telephone number is (713) 878-7200.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period ended October 31, 2024, which are included herein.

Our operating results for the three months ended October 31, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended October 31, 2024, and 2023

	Three Months Ended
	October 31,
	2024	2023	Changes
Revenues	$7,905	$-	$7,905
Revenues - related party	35,663	-	35,663
Operating expenses	114,219	64,911	49,308
Other expenses	1,917	91	1,826
Net loss from continuing operations	$72,568	$65,002	$7,566

Income from discontinued operations	-	2,010	(2,010)
Income from discontinued operations, net of tax	$-	$2,010	$(2,010)

Net loss	$72,568	$62,992	$9,576

During the three months ended October 31, 2024 and 2023, we generated $43,568 and $0 of revenues, respectively. The revenues are related to sales of raw material including $35,663 sales to a company controlled by a related party.

During the three months ended October 31,2024 and 2023, the cost of revenues was $0.

Operating expenses for the three months ended October 31, 2024, and 2023 were $114,219 and $64,911, respectively. For the three months ended October 31, 2024, and 2023, the operating expenses were primarily attributed to stock-based compensation of $13,482 and $0, professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $144 and $22,894 and general and administrative expenses of $100,593 and $42,017, respectively.

Other expenses for the three months ended October 31, 2024 and 2023, represent primarily interest expenses of $1,878 and $919 to our CEO and Chairman, T. Benjamin Jennings and related parties, on funds advanced to the Company, other interest expenses of $59 and $0 and interest income of $20 and $828, respectively

Discontinued Operations

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

The following is a summary of discontinued operations for the three months ended October 31, 2023:

Three Months Ended
October 31,
2023
Revenues -related party	$25,000
Cost of revenues -related party	22,990
Gross Profit	2,010
Operating expenses	-
Income from discontinued operations before income taxes	2,010
Income tax benefit
Income from discontinued operations	$2,010

Cost of revenues - related party for the three months ended October 31, 2023, was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement.

Balance Sheet Data:

	October 31, 2024	July 31, 2024
Cash	$1,260	$1,838
Current Assets	$8,634	$1,838
Current Liabilities	$284,421	$219,011
Working Capital (Deficiency)	$(275,787)	$(217,173)

As of October 31, 2024, our current assets were $8,634 and our current liabilities were $284,421 which resulted in working capital deficiency of $275,787. As of October 31, 2024, current assets were comprised of $1,260 in cash, $4,855 in prepaid expenses and $2,519 in other receivable compared to $1,838 in cash as of July 31, 2024. As of October 31, 2024, current liabilities were comprised of $160,841 in accounts payable and accrued liabilities, $80,146 in due to related parties and $43,434 in operating lease liabilities - current portion, compared to $104,061 in accounts payable and accrued liabilities, $76,148 in due to related parties and $38,802 in operating lease liabilities - current portion as of July 31, 2024.

As of October 31, 2024, our working capital decreased by $58,614 from a $217,173 working capital deficiency on July 31, 2024, to $275,787 of working capital deficiency on October 31, 2024, primarily due to an increase in current assets of $6,796 offset by an increase in current liabilities of $65,410.

Cash Flow Data:

	Three Months Ended
	October 31,
	2024	2023	Changes
Cash Flows used in Operating Activities	$(4,576)	$(62,023)	$57,447
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$3,998	$(19,102)	$23,100
Net Change in Cash During Period	$(578)	$(81,125)	$80,547

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2024, net cash flows used in operating activities were $4,576, consisting of a net loss of $72,568, reduced by imputed interest on related parties’ loan of $1,878, stock-based compensation of $13,482, non-cash lease expenses of $9,692 and a net change in working capital of $42,940.

For the three months ended October 31, 2023, net cash flows used in operating activities were $62,023, consisting of a net loss of $62,992, reduced by imputed interest on related parties’ loan of $919 and a net change in working capital of $50.

Cash Flows from Investing Activities

During the three months ended October 31,2024 and 2023, the Company did not use cash flows in investment activities.

Cash Flows from Financing Activities

We have financed our operations with loans from a related party. For the three months ended October 31,2024 and 2023, we received $5,598 and $0 from advances to pay certain operation expenses from related party loans, and repaid $1,600 and $19,102 to the related party, respectively.

Going Concern

As of October 31, 2024, our company had a net loss of $72,568 and generated $43,568 in revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2025. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The Company has no formal control process related to the identification and approval of related party transactions.

Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedure

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2024, the Company entered into a binding Purchase Agreement for Membership Interests with AusTex Aggregates LLC (“AA”) and the owner of 100% of the issued and outstanding Membership Interests of AA. By the terms of the agreement, the parties closed the Purchase Agreement on October 1,2024 with the exchange of 2,750,000 Shares of restricted common stock from the treasury of the Company to the AA’s Member, and the delivery of 100% of the Membership Interests by AA’s Member to the Company. On October 1,2024, the Company issued 2,750,000 shares of common stock as treasury stock, valued $2,282,500 based on market price at grant date. On January 17,2025, The Company and “AA” agreed to discontinue the Purchase Agreement for Membership Interests, and 2,750,000 shares of restricted common stock were cancelled at January 31,2025.

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: February 14, 2025	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

