Form 10-Q
period 2025-01-31
Panamera Holdings Corp
filed 2025-03-13
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,510,000  shares of common stock outstanding as of March 11, 2025.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2025	2024
Assets
Current Assets
Cash	$551	$1,838
Prepaid expenses	596	-
Other receivable	1,679	-
Total Current Assets	2,826	1,838

Non-Current Assets
Operating lease right-of-use asset	84,615	104,154
Total Assets	$87,441	$105,992

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$223,381	$104,061
Accounts payable-related party	1,650	-
Short term advance payable	11,653	11,653
Due to related party	65,893	64,495
Operating lease liability - current portion	44,075	38,802
Total Current Liabilities	346,652	219,011

Non-current Liability
Operating lease liability	46,734	69,094
Total Liabilities	393,386	288,105

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 51,510,000 shares and 51,410,000 shares issued at January 31, 2025 and July 31, 2024, respectively	5,151	5,141
Additional paid in capital	22,648,285	22,581,051
Treasury stock, at cost: 6,000,000 shares at January 31, 2025 and July 31, 2024, respectively	(600)	(600)
Accumulated deficit	(22,958,781)	(22,767,705)
Total Stockholders' Deficit	(305,945)	(182,113)
Total Liabilities and Stockholders' Deficit	$87,441	$105,992

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

Revenues -related party	$39,231	$-	$74,894	$-
Revenues	-	-	7,905	-
Total revenues	39,231	-	82,799	-

Cost of revenues -related party	20,750	-	20,750	-
Cost of revenues	-	-	18,493	-
Total cost of revenue	20,750	-	39,243	-

Gross profit (loss)	18,481	-	43,556	-

Operating expenses
Professional fees	26,508	23,590	26,652	46,484
General and administration expenses	90,078	18,497	204,153	60,514
Total operating expenses	116,586	42,087	230,805	106,998

Net loss from operations	(98,105)	(42,087)	(187,249)	(106,998)

Other income (expense)
Interest income	61	150	81	978
Interest expense	(1,971)	(425)	(3,908)	(1,344)
Total other expense	(1,910)	(275)	(3,827)	(366)

Loss from continuing operations before taxes	(100,015)	(42,362)	(191,076)	(107,364)

Income tax benefit	-	-	-	-

Discontinued operations:
Income from discontinued operations	-	715	-	2,725
Income from discontinued operations, net of tax	$-	$715	$-	$2,725

Net Loss	$(100,015)	$(41,647)	$(191,076)	$(104,639)

Loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income from discontinued operations per common share - basic and diluted	$-	$0.00	$-	$0.00
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,519,341	35,410,000	45,468,926	35,410,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended January 31, 2025

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - July 31, 2024	51,410,000	$5,141	$22,581,051	(6,000,000)	$(600)	$(22,767,705)	$(182,113)

Imputed interest on related party loan	-	-	1,878	-	-	-	1,878
Restricted stock-based compensation	-	-	6,944	-	-	-	6,944
Stock option compensation	-	-	6,538	-	-	-	6,538
Net loss for the period	-	-	-	-	-	(91,061)	(91,061)
Balance - October 31, 2024	51,410,000	$5,141	$22,596,411	(6,000,000)	$(600)	$(22,858,766)	$(257,814)

Imputed interest on related party loan	-	-	1,884	-	-	-	1,884
Issuance common stock for cash	100,000	10	49,990	-	-	-	50,000
Net loss for the period	-	-	-	-	-	(100,015)	(100,015)
Balance - January 31, 2025	51,510,000	$5,151	$22,648,285	(6,000,000)	$(600)	$(22,958,781)	$(305,945)

For the Three and Six Months Ended January 31, 2024

				Common Stock
			Additional	Subscription
	Common Stock		Paid in	Receivable -	Treasury Stock		Accumulated
	Shares	Amount	Capital	Related parties	Shares	Amount	Deficit	Total

Balance - July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	$(7,522,698)	$49,718

Imputed interest on related party loan	-	-	919	-	-	-	-	919
Net loss for the period	-	-	-	-	-	-	(62,992)	(62,992)
Balance - October 31, 2023	41,410,000	4,141	7,571,794	(2,000)	(6,000,000)	(600)	(7,585,690)	(12,355)

Collected common stock subscription receivable -related parties	-	-	-	2,000	-	-	-	2,000
Imputed interest on related party loan	-	-	425	-	-	-	-	425
Net loss for the period	-	-	-	-	-	-	(41,647)	(41,647)
Balance - January 31, 2024	41,410,000	$4,141	$7,572,219	$-	(6,000,000)	$(600)	$(7,627,337)	$(51,577)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(191,076)	$(104,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	3,762	1,344
Stock-based compensation	13,482	-
Non-cash lease expenses	19,539	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	130,718	14,261
Accounts payable -related party	1,650	-
Prepaid expenses	(596)	-
Other receivable	(1,679)	-
Employee advanced	-	2,700
Operating lease liabilities	(17,087)	-
Net Cash Used in Operating Activities	(41,287)	(86,334)

Cash Flows from Financing Activities:

Repayment related party loans	(10,000)	(33,352)
Proceeds from common stock subscription receivable - related party	-	2,000
Proceeds from common stock issuance	50,000	-
Net Cash Provided by (Used in) Financing Activities	40,000	(31,352)

Net change in cash	(1,287)	(117,686)
Cash, beginning of period	1,838	118,569
Cash, end of period	$551	$883

Supplemental cash flow information:
Cash paid for interest	$59	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Related party debt issued for payment of accounts payable	$11,398	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

January 31, 2025

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

During the six months ended January 31,2024, the Company had one annual consulting contract that requires a fixed monthly payment of $8,333. The Company recognizes the monthly revenue at the beginning of the month and any cash payments received in advance are recorded as deferred revenue until all obligations have been met as specified in the related customer contract. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations (Note 4).

During the year ended July 31,2024, the Company changed its business activities from consulting to trade of steel raw material. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the material transfer from the Company to the customer by issuance invoice according to agreement.

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

For the six months ended January 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Six Months Ended
	January 31
	2025	2024
	Shares	Shares
Convertible Debt-related parties	77,546	14,147
Vested common stock options	12,498	-
	90,044	14,147

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2025, the Company has a loss of $191,076, an accumulated deficit of $22,958,781 (consisted of stock-based compensation of $14,524,741 and impairment loss of $7,548,000 which are non-recurring)The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2025.

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

As of January 31, 2025 and July 31,2024, the assets and liabilities of the Company related to Healthcare consulting operations were $0, respectively.

The following is a summary of discontinued operations for the three and six months ended January 31, 2024:

	Three Months Ended	Six Months Ended
	January 31	January 31
	2024	2024
Revenues -related party	$25,000	$50,000
Cost of revenues -related party	24,285	47,275
Gross Profit	715	2,725
Operating expenses	-	-
Income from discontinued operations before income taxes	715	2,725
Income tax benefit	-	-
Income from discontinued operations	$715	$2,725

The following is a summary of discontinued cash flow for the six months ended January 31, 2024:

Six Months Ended
January 31
2024
Net income	$2,725
Changes in operating assets and liabilities:
Payroll payable	8,902
Net cash provided by operating activities	$11,627

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2025 and 2024, related parties financed $11,398 and $0 for operation expenses and repaid related parties’ loan of $10,000 and $33,352, respectively.

As of January 31, 2025, and July 31, 2024, the Company was obliged for unsecure, non-interest-bearing demand loans to four  related parties, with balances of $65,893 and $64,495 respectively.

During the six months ended January 31, 2025, and 2024, the Company recognized $3,762 and $1,344 interest on related party balances and imputed in additional paid-in-capital, respectively.

During the six months ended January 31, 2025 and 2024, the Company recognized and paid $0 and $42,000 of salary to a member of the board of directors for services rendered to the Company, respectively.

During the six months ended January 31, 2025 and 2024, the Company paid $0 and $30,475 salary to Robin Fuller Jennings the Company’s corporate secretary – related party, respectively.

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the six months ended January 31, 2025 and 2024, the Company generated revenues of $0 and $50,000, respectively. On March 29, 2024, the consulting agreement was terminated, and the result of Healthcare operations was recognized as discontinued operations (Note 4).

During the six months ended January 31,2025, and 2024 the Company generated revenues of $74,894 and $0 from sales of material to a company controlled by a related party.

During the six months ended January 31,2025 and 2024, the Company incurred cost of revenues of $20,750 and $0 from services rendered by a subcontractor controlled by a related party.

As of January 31, 2025 and July 31, 2024, the Company was obliged for accounts payable to one related party, with balances of $1,650 and $0, respectively

Note 6 – LEASE

On July 1, 2024, the Company entered into an operating lease for the office, with the term of 31 months, monthly lease expenses of $4,000 with condition the first two months free rent.

For the three and six months ended January 31, 2024, right-of-use asset and lease information about the Company’s operating lease consist of:

	Three months ended	Six months ended
	January 31,	January 31,
	2025	2025
Operating lease cost	$12,000	$20,000
Variable lease cost	(774)	2,452
Total lease cost	$11,226	$22,452

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$20,000

Weighted-average discount rate — operating leases	5.88%
Weighted-average remaining lease term - operating leases (year)	2.00

Supplemental balance sheet information related to leases consists of:

January 31,
2025
Operating lease right-of-use asset	$84,615

Operating lease liabilities:
Current portion	44,075
Non-current portion	46,734
$90,809

The following table outlines the maturities of our lease liabilities as of January 31, 2025:

Year ending Jul 31,
2025 (excluding the six months ended January 31, 2025)	$24,000
2026	48,000
2027	24,000
Thereafter	-
$96,000
Less imputed interest	(5,191)
Operating lease liabilities	$90,809

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of January 31, 2025, and July 31, 2024.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

On November 1, 2024 an investor purchased 100,000 shares of restricted common stock of the Company at a price of $0.50 per share for cash in amount of $50,000. The Company issued 100,000 shares of common stock on November 5,2024.

As of January 31, 2025, and July 31, 2024, there were 51,510,000 shares and 51,410,000 shares of common stock issued and 45,510,000 shares and 45,410,000 shares of common stock outstanding, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of January 31, 2025, and July 31, 2024, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

On August 8, 2024, the Company entered into a binding Purchase Agreement for Membership Interests with AusTex Aggregates LLC (“AA”) and the owner of 100% of the issued and outstanding Membership Interests of AA. By the terms of the agreement, the parties closed the Purchase Agreement on October 1,2024 with the exchange of 2,750,000 Shares of restricted common stock from the treasury of the Company to the AA’s Member, and the delivery of 100% of the Membership Interests by AA’s Member to the Company. On October 1,2024, the Company issued 2,750,000 shares of common stock as treasury stock, valued $2,282,500 based on market price at grant date. On January 17,2025, The Company and “AA” agreed to discontinue the Purchase Agreement for Membership Interests, and 2,750,000 shares of restricted common stock were cancelled at January 31,2025. As these shares were returned and cancelled prior January 31,2024, these shares are not shown as outstanding and cancellation as of period end January 31, 2025.

Stock Option

On June 17, 2024, the Company entered into an engagement agreement with an officer and granted stock option of 50,000 shares of common stock, valued at $39,225 with term of three years, exercise price of $1.50 per share, fully vesting in the first year on a monthly basis. On September 24,2024, an officer resigned from his position. During the six months ended January 31, 2025, the Company recognized stock option expense of $6,538.

The following is a summary of the change in stock option during the six months ended January 31, 2025:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, July 31, 2024	50,000	$1.50	2.88
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(37,502)	(1.50)	(2.73)
Outstanding, January 31, 2025	12,498	$1.50	2.38

Exercisable options, January 31, 2025	12,498	$1.50	2.38

The intrinsic value of the options as of January 31, 2025, is $0.

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

NOTE 8 – CONCENTRATION

As of January 31, 2025 and July 31,2024 and for six months ended January 31, 2025 and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Revenue

	Percentage of Revenue		Percentage of
	Six Months Ended		Accounts Receivable
	January 31		January 31	July 31
	2025	2025	2025	2024
Customer A-related party	90.45%	-	-	-
Total (as a group)	90.45%	-	-	-

Discontinue Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. The consulting agreement was terminated on March 29, 2024. During the six months ended January 31, 2024, all discontinued revenue of $50,000 was derived from one customer.

Cost of Revenue

	Percentage of Purchase		Percentage of
	Six Months Ended		Accounts payable for purchase
	January 31,		January 31	July 31
	2025	2024	2025	2024
Supplier A-related party	52.88%	-	12.55%	-
Supplier B	47.12%	-	87.45%	-
Total (as a group)	100.00%	-	100.00%	-

Discontinue Cost of Revenue

During the six ended January 31, 2024, the discontinues cost of revenue of $47,275 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On December 3, 2024, the Company signed a Letter of Intent with a corporation formed under the laws of the Province of Alberta, Canada (“Issuer”) to purchase common shares of the Issuer that will constitute a 51% interest in the Issuer. The consideration for purchase of the shares shall be $10,000,000 which may comprise of a combination of cash and Panamera Holdings stock as mutually agreed upon. The Company shall have arranged an advance escrow payment to the Issuer in the amount of $2,000,000 by no later than 14 days from full execution of Letter of Intent. As of the date of filling these consolidate financial statements, the Letter of Intent has not been executed.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation unless noted below,  no material events have occurred that require disclosure.

During February 2025, the Company obtained $275,000 in connection with two stock subscription agreements for 550,000 shares of common stock at price of $0.50 per share as of the filing date these shares had not been issued.

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

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination as described above. .

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period ended January 31, 2025, which are included herein.

Our operating results for the six months ended January 31, 2025, and 2024 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended January 31, 2025, and 2024

	Three Months Ended
	January 31,
	2025	2024	Changes
Revenues -related party	$39,231	$-	$39,231
Cost of revenues	20,750	-	20,750
Operating expenses	116,586	42,087	74,499
Other expenses	1,910	275	1,635
Net loss from continuing operations	$100,015	$42,362	$57,653

Income from discontinued operations	-	715	(715)

Net loss	$100,015	$41,647	$58,368

During the three months ended January 31, 2025 and 2024, we generated $39,231 and $0 of revenues, respectively. The revenues are related to sales of raw material to a company controlled by a related party.

During the three months ended January 31,2025 and 2024, the cost of revenues was $20,750 and $0, respectively. The cost of revenues is consisted of $20,750 related to a company controlled by a related party.

Operating expenses for the three months ended January 31, 2025, and 2024 were $116,586 and $42,087, respectively. For the three months ended January 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $26,508 and $23,590 and general and administrative expenses of $90,078 and $18,497, respectively.

Other expenses for the three months ended January 31, 2025, and 2024, represent primarily interest expenses of $1,884and $425 to our CEO and Chairman, T. Benjamin Jennings and related parties, on funds advanced to the Company, other interest expenses of $87 and $0 and interest income of $61 and $150, respectively

Results of Operations for the six months ended January 31, 2025, and 2024

	Six Months Ended
	January 31,
	2025	2024	Changes
Revenues	$7,905	$-	$7,905
Revenues - related party	74,894	-	74,894
Cost of revenues	39,243	-	39,243
Operating expenses	230,805	106,998	123,807
Other expenses	3,827	366	3,461
Net loss from continuing operations	$191,076	$107,364	$83,712

Income from discontinued operations	-	2,725	(2,725)
Income from discontinued operations, net of tax	$-	$2,725	$(2,725)

Net loss	$191,076	$104,639	$86,437

During the six months ended January 31, 2025 and 2024, we generated $82,799 and $0 of revenues, respectively. The revenues are related to sales of raw material including $74,894 sales to a company controlled by a related party.

During the six months ended January 31,2025 and 2024, the cost of revenues was $39,243 and $0, respectively. The cost of revenues is consisted of $20,750 related to a company controlled by a related party.

Operating expenses for the six months ended January 31, 2025, and 2024 were $230,805 and $106,998, respectively. For the six months ended January 31, 2025, and 2024, the operating expenses were primarily attributed to stock-based compensation of $13,482 and $0, professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $26,652 and $46,484 and general and administrative expenses of $190,671 and $60,514, respectively.

Other expenses for the six months ended January 31, 2025 and 2024, represent primarily interest expenses of $3,762 and $1,344 to our CEO and Chairman, T. Benjamin Jennings and related parties, on funds advanced to the Company, other interest expenses of $146 and $0 and interest income of $81 and $978, respectively

Discontinued Operations

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

The following is a summary of discontinued operations for the three and six months ended January 31, 2024:

	Three Months Ended	Six Months Ended
	January 31	January 31
	2024	2024
Revenues -related party	$25,000	$50,000
Cost of revenues -related party	24,285	47,275
Gross Profit	715	2,725
Operating expenses	-	-
Income from discontinued operations before income taxes	715	2,725
Income tax benefit	-	-
Income from discontinued operations	$715	$2,725

Cost of revenues - related party for the three and six months ended January 31, 2024, was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement.

Liquidity and Capital Resources

Balance Sheet Data:

	January 31, 2025	July 31, 2024
Cash	$551	$1,838
Current Assets	2,826	1,838
Current Liabilities	346,652	219,011
Working Capital (Deficiency)	$(343,826)	$(217,173)

As of January 31, 2025, our current assets were $2,826 and our current liabilities were $346,652 which resulted in working capital deficiency of $343,826. As of January 31, 2025, current assets were comprised of $551 in cash, $596 in prepaid expenses and $1,679 in other receivable compared to $1,838 in cash as of July 31, 2024. As of January 31, 2025, current liabilities were comprised of $223,381 in accounts payable and accrued liabilities, $1,650 in accounts payable -related party, $11,653 in short term advance payable, $65,893 in due to related parties and $44,075 in operating lease liabilities - current portion, compared to $104,061 in accounts payable and accrued liabilities $11,653 in short-term advances payable, $64,495 in due to related parties and $38,802 in operating lease liabilities - current portion as of July 31, 2024.

As of January 31, 2025, our working capital decreased  by $126,653 from a $217,173 working capital deficiency on July 31, 2024, to $343,826 of working capital deficiency on January 31, 2025, primarily due to an increase in current assets of $988 offset by an increase in current liabilities of $127,641.

Cash Flow Data:

	Six Months Ended
	January 31,
	2025	2024	Changes
Cash Flows used in Operating Activities	$(41,287)	$(86,334)	$45,047
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by (used in) Financing Activities	$40,000	$(31,352)	$71,352
Net Change in Cash During Period	$(1,287)	$(117,686)	$116,399

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2025, net cash flows used in operating activities were $41,287 consisting of a net loss of $191,076, reduced by imputed interest on related parties’ loan of $3,762, stock-based compensation of $13,482, non-cash lease expenses of $2,452 and a net change in working capital of $130,093.

For the six months ended January 31, 2024, net cash flows used in operating activities were $86,334, consisting of a net loss of $104,639, reduced by imputed interest on related parties’ loan of $1,344 and a net change in working capital of $16,961.

Cash Flows from Investing Activities

During the six months ended January 31,2025 and 2024, the Company did not use cash flows in investment activities.

Cash Flows from Financing Activities

We have financed our operations with loans from a related party. For the six months ended January 31,2025 and 2024, we received $0 and $0 from advances to pay certain operation expenses from related party loans, and repaid $10,000 and $33,352 to the related party, respectively.

During the six months ended January 31, 2024, we received $2,000 from common stock subscription receivable -related party.

During six months ended January 31,2025, we received $50,000 from an investor for purchasing 100,000 shares of restricted common stock of the Company at a price of $0.50 per share.

Going Concern

As of January 31, 2025, our company had a net loss of $191,076 and generated $82,799 in revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2025. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2024, the Company entered into a binding Purchase Agreement for Membership Interests with AusTex Aggregates LLC (“AA”) and the owner of 100% of the issued and outstanding Membership Interests of AA. By the terms of the agreement, the parties closed the Purchase Agreement on October 1,2024 with the exchange of 2,750,000 Shares of restricted common stock from the treasury of the Company to the AA’s Member, and the delivery of 100% of the Membership Interests by AA’s Member to the Company. On October 1,2024, the Company issued 2,750,000 shares of common stock as treasury stock, valued $2,282,500 based on market price at grant date. On January 17,2025, The Company and “AA” agreed to discontinue the Purchase Agreement for Membership Interests, and 2,750,000 shares of restricted common stock were cancelled at January 31,2025. As these shares were returned and cancelled prior January 31,2025, these shares are not shown as outstanding and cancellation as of period end January 31, 2025.

On November 1, 2024 an investor purchased 100,000 shares of restricted common stock of the Company at a price of $0.50 per share for cash in amount of $50,000. The Company issued 100,000 shares of common stock on November 5,2024.

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: March 13, 2025	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

