Form 10-Q
period 2025-04-30
Panamera Holdings Corp
filed 2025-06-13
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 52,360,000 shares of common stock outstanding as of June 13, 2025.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2025	2024
Assets
Current Assets
Cash	$150,274	$1,838
Prepaid expenses	26	-
Deposit for license	45,000	-
Total Current Assets	195,300	1,838

Non-Current Assets
Operating lease right-of-use asset	74,612	104,154
Total Assets	$269,912	$105,992

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$159,456	$104,061
Accounts payable-related party	1,650	-
Short term advance payable	11,653	11,653
Due to related party	12,889	64,495
Operating lease liability - current portion	44,725	38,802
Total Current Liabilities	230,373	219,011

Non-current Liability
Operating lease liability	35,306	69,094
Total Liabilities	265,679	288,105

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 51,510,000 shares and 51,410,000 shares issued at April 30, 2025 and July 31, 2024, respectively	5,151	5,141
Additional paid in capital	22,649,273	22,581,051
Treasury stock, at cost: 6,000,000 shares at April 30, 2025 and July 31, 2024, respectively	(600)	(600)
Common stock to be issued, 850,000 shares and 0 shares, respectively	425,000	-
Accumulated deficit	(23,074,591)	(22,767,705)
Total Stockholders' Equity (Deficit)	4,233	(182,113)
Total Liabilities and Stockholders' Equity (Deficit)	$269,912	$105,992

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024

Revenues -related party	$40,259	$-	$115,153	$-
Revenues	69,342	-	77,247	-
Total revenues	109,601	-	192,400	-

Cost of revenues -related party	-	-	20,750	-
Cost of revenues	99,574	-	118,067	-
Total cost of revenue	99,574	-	138,817	-

Gross profit	10,027	-	53,583	-

Operating expenses
Professional fees	25,577	7,537	52,229	54,021
General and administration expenses	99,913	7,501,483	304,066	7,561,997
Total operating expenses	125,490	7,509,020	356,295	7,616,018

Net loss from operations	(115,463)	(7,509,020)	(302,712)	(7,616,018)

Other income (expense)
Interest income	553	43	634	1,021
Interest expense	(900)	(1,315)	(4,808)	(2,659)
Total other expense	(347)	(1,272)	(4,174)	(1,638)

Loss from continuing operations before taxes	(115,810)	(7,510,292)	(306,886)	(7,617,656)

Income tax benefit	-	-	-	-

Loss from continuing operations	$(115,810)	$(7,510,292)	$(306,886)	$(7,617,656)

Discontinued operations:
Income from discontinued operations	-	1,199	-	3,924
Income from discontinued operations, net of tax	$-	$1,199	$-	$3,924

Net Loss	$(115,810)	$(7,509,093)	$(306,886)	$(7,613,732)

Loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.17)	$(0.01)	$(0.20)
Income from discontinued operations per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net loss per common share - basic and diluted	$(0.00)	$(0.17)	$(0.01)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	45,520,416	44,910,000	45,485,651	38,519,091

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended April 30, 2025

			Additional			Common Stock
	Common Stock		Paid in	Treasury Stock		to be issued		Accumulated
	Shares	Amount	Capital	Shares	Amount	Shares	Amount	Deficit	Total

Balance - July 31, 2024	51,410,000	$5,141	$22,581,051	(6,000,000)	$(600)	-	$-	$(22,767,705)	$(182,113)

Imputed interest on related party loans	-	-	1,878	-	-	-	-	-	1,878
Restricted stock - based compensation	-	-	6,944	-	-	-	-	-	6,944
Stock option compensation	-	-	6,538	-	-	-	-	-	6,538
Net loss for the period	-	-	-	-	-	-	-	(91,061)	(91,061)
Balance - October 31, 2024	51,410,000	5,141	22,596,411	(6,000,000)	(600)	-	-	(22,858,766)	(257,814)
						-	-
Imputed interest on related party loans	-	-	1,884	-	-	-	-	-	1,884
Issuance common stock for cash	100,000	10	49,990	-	-	-	-	-	50,000
Net loss for the period	-	-	-	-	-	-	-	(100,015)	(100,015)
Balance - January 31, 2025	51,510,000	5,151	22,648,285	(6,000,000)	(600)	-	-	(22,958,781)	(305,945)

Stock subscriptions for common stock	-	-	-	-	-	850,000	425,000	-	425,000
Imputed interest on related party loans	-	-	988	-	-	-	-	-	988
Net loss for the period	-	-	-	-	-	-	-	(115,810)	(115,810)
Balance - April 30, 2025	51,510,000	$5,151	$22,649,273	(6,000,000)	$(600)	850,000	$425,000	$(23,074,591)	$4,233

For the Three and Nine Months Ended April 30, 2024

				Common Stock
			Additional	Subscription
	Common Stock		Paid in	Receivable -	Treasury Stock		Accumulated
	Shares	Amount	Capital	Related parties	Shares	Amount	Deficit	Total

Balance - July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	$(7,522,698)	$49,718

Imputed interest on related party loans	-	-	919	-	-	-	-	919
Net loss for the period	-	-	-	-	-	-	(62,992)	(62,992)
Balance - October 31, 2023	41,410,000	4,141	7,571,794	(2,000)	(6,000,000)	(600)	(7,585,690)	(12,355)

Collected common stock subscription receivable -related parties	-	-	-	2,000	-	-	-	2,000
Imputed interest on related party loans	-	-	425	-	-	-	-	425
Net loss for the period	-	-	-	-	-	-	(41,647)	(41,647)
Balance - January 31, 2024	41,410,000	4,141	7,572,219	-	(6,000,000)	(600)	(7,627,337)	(51,577)

Issuance of common stock to management for services	5,000,000	500	7,499,500	-	-	-	-	7,500,000
Issuance common stock - assets acquisition	5,000,000	500	7,499,500	-	-	-	-	7,500,000
Imputed interest on related party loans	-	-	1,315	-	-	-	-	1,315
Net loss for the period	-	-	-	-	-	-	(7,509,093)	(7,509,093)
Balance - April 30, 2024	51,410,000	$5,141	$22,572,534	$-	(6,000,000)	$(600)	$(15,136,430)	$7,440,645

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(306,886)	$(7,613,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	4,750	2,659
Stock-based compensation-management	-	7,500,000
Stock-based compensation	13,482	-
Non-cash lease expenses	29,542	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	76,792	5,304
Accounts receivable	-	8,333
Accounts payable-related party	1,650	-
Prepaid expenses	(26)	-
Employee advanced	-	2,700
Operating lease liabilities	(27,865)	-
Net Cash Used in Operating Activities	(208,561)	(94,736)

Cash Flows from Investing Activities:
Prepaid- assets acquisition	-	(48,000)
Deposit for license	(45,000)	-
Net Cash Used in Investing Activities	(45,000)	(48,000)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	58,500
Repayment related party loans	(73,003)	(33,351)
Proceeds from common stock subscription receivable - related party	-	2,000
Proceeds from common stock to be issued	425,000	-
Proceeds from common stock issuance	50,000	-
Net Cash Provided by Financing Activities	401,997	27,149

Net change in cash	148,436	(115,587)
Cash, beginning of period	1,838	118,569
Cash, end of period	$150,274	$2,982

Supplemental cash flow information:
Cash paid for interest	$59	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Related party debt issued for payments of accounts payable	$21,397	$-
Issuance common stock for assets acquisition	$-	$7,500,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

April 30, 2025

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

During the nine months ended April 30,2024, the Company had an annual consulting contract that requires a fixed monthly payment of $8,333. The Company recognizes the monthly revenue at the beginning of the month and any cash payments received in advance are recorded as deferred revenue until all obligations have been met as specified in the related customer contract. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations (Note 4).

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

For the nine months ended April 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Nine Months Ended
	April 30
	2025	2024
	Shares	Shares
Convertible Debt-related parties	12,889	72,648
Short term advance payable	11,653	-
Vested common stock options	12,498	-
	37,040	72,648

Recent Accounting Pronouncements

The Company has implemented all the new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated.

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

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases” and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2025, the Company has a loss of $306,886, an accumulated deficit of $23,074,591 (consisted of stock-based compensation of $14,524,741 and impairment loss of $7,548,000 which are non-recurring).The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2025.

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

As of April 30, 2025, and July 31,2024, the assets and liabilities of the Company related to Healthcare consulting operations were $0, respectively.

The following is a summary of discontinued operations for the three and nine months ended April 30, 2024:

	Three Months Ended	Nine Months Ended
	April 30	April 30
	2024	2024
Revenues -related party	$16,667	$66,667
Cost of revenues -related party	15,468	62,743
Gross Profit	1,199	3,924
Operating expenses	-	-
Income from discontinued operations before income taxes	1,199	3,924
Income tax benefit	-	-
Income from discontinued operations	$1,199	$3,924

The following is a summary of discontinued cash flow for the nine months ended April 30, 2024:

Nine Months Ended
April 30
2024
Net income	$3,924
Changes in operating assets and liabilities:
Accounts receivable	8,333
Net cash provided by operating activities	$12,257

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2025, and 2024, related parties financed $21,398 and $58,500 for operation expenses and repaid related parties’ loan of $73,003 and $33,351, respectively.

As of April 30, 2025, and July 31, 2024, the Company was obliged for unsecure, non-interest-bearing demand loans to four related parties, with balances of $12,889 and $64,495 respectively.

During the nine months ended April 30, 2025, and 2024, the Company recognized $4,750 and $2,659 interest on related party balances and imputed in additional paid-in-capital, respectively.

During the nine months ended April 30, 2025 and 2024, the Company recognized and paid $0 and $56,000 of salary to a member of the board of directors for services rendered to the Company, respectively.

During the nine months ended April 30, 2025, and 2024, the Company paid $0 and $30,475 salary to Robin Fuller Jennings the Company’s corporate secretary – related party, respectively.

During the nine months ended April 30, 2025, and 2024, the Company recognized salary of $150,000 and $0 and paid salary of $78,500 and $0 to the Company’s president.

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the nine months ended April 30, 2025 and 2024, the Company generated revenues of $0 and $66,667, respectively. On March 29, 2024, the consulting agreement was terminated, and the result of Healthcare operations was recognized as discontinued operations (Note 4). During the nine months ended April 30,2025 and 2024, the Company incurred cost of revenues of $0 and $62,743 related to payroll expenses for to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement (Note 4).

During the nine months ended April 30, 2025, and 2024 the Company generated revenues of $115,153 and $0 from sales of material to a company controlled by a related party.

During the nine months ended April 30, 2025, and 2024, the Company incurred cost of revenues of $20,750 and $0 from services rendered by a subcontractor controlled by a related party.

As of April 30, 2025, and July 31, 2024, the Company was obliged for accounts payable to one related party, with balances of $1,650 and $0, respectively

Note 6 – LEASE

On July 1, 2024, the Company entered into an operating lease for the office, with the term of 31 months, monthly lease expenses of $4,000 with condition the first two months free rent.

For the three and nine months ended April 30, 2025, right-of-use asset and lease information about the Company’s operating lease consist of:

The components of lease expense were as follows:

	Three months ended	Nine months ended
	April 30,	April 30,
	2025	2025
Operating lease cost	$12,000	$32,000
Variable lease cost	(775)	1,677
Total lease cost	$11,225	$33,677

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$32,000

Weighted-average discount rate — operating leases	5.88%
Weighted-average remaining lease term - operating leases (year)	1.76

Supplemental balance sheet information related to leases consists of:

April 30,
2025
Operating lease right-of-use asset	$74,612
Operating lease liabilities:
Current portion	44,725
Non-current portion	35,306
$80,031

The following table outlines the maturities of our lease liabilities as of April 30, 2025:

Year ending Jul 31,
2025 (excluding the nine months ended April 30, 2025)	$12,000
2026	48,000
2027	24,000
Thereafter	-
$84,000
Less imputed interest	(3,969)
Operating lease liabilities	$80,031

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of April 30, 2025, and July 31, 2024.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

On November 1, 2024, an investor purchased 100,000 shares of restricted common stock of the Company at a price of $0.50 per share for cash in amount of $50,000. The Company issued 100,000 shares of common stock on November 5,2024.

As of April 30, 2025, and July 31, 2024, there were 51,510,000 shares and 51,410,000 shares of common stock issued and 45,510,000 shares and 45,410,000 shares of common stock outstanding, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of April 30, 2025, and July 31, 2024, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

Common stock to be issued

During the nine months ended April 30, 2025, the Company entered into three subscription agreements for 850,000 shares of common stock with price of $0.50 per share for amount of $425,000 in cash. The Company obtained the amount of $425,000 before ending April 30,2025 and the shares were issued on May 8,2025.

Stock Option

On June 17, 2024, the Company entered into an engagement agreement with an officer and granted stock option of 50,000 shares of common stock, valued at $39,225 with term of three years, exercise price of $1.50 per share, fully vesting in the first year on a monthly basis. On September 24,2024, an officer resigned from his position. During the nine months ended April 30, 2025, the Company recognized stock option expense of $6,538.

The following is a summary of the change in stock option during the nine months ended April 30, 2025:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, July 31, 2024	50,000	$1.50	2.88
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(37,502)	(1.50)	(2.73)
Outstanding, April 30, 2025	12,498	$1.50	2.38

Exercisable options, April 30, 2025	12,498	$1.50	2.13

The intrinsic value of the options as of April 30, 2025, is $0.

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

NOTE 8 – CONCENTRATION

As of April 30, 2025, and July 31,2024 and for nine months ended April 30, 2025 and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Revenue

	Percentage of Revenue		Percentage of
	Nine Months Ended		Accounts Receivable
	April 30		April 30	July 31
	2025	2024	2025	2024
Customer A-related party	59.85%	-	-	-
Customer B	31.83%	-	-	-
Total (as a group)	91.68%	-	-	-

Discontinue Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. The consulting agreement was terminated on March 29, 2024. During the nine months ended April 30, 2024, all discontinued revenue of $66,667 was derived from one customer.

Cost of Revenue

	Percentage of Purchase		Percentage of
	Nine Months Ended		Accounts payable for purchase
	April 30		April 30	July 31
	2025	2024	2025	2023
Supplier A-related party	14.95%	-	12.55%	-
Supplier B	13.32%	-	87.45%	-
Supplier C	36.76%	-	-	-
Supplier D	16.41%	-	-	-
Total (as a group)	81.44%	-	100.00%	-

Discontinue Cost of Revenue

During the nine ended April 30, 2024, the discontinues cost of revenue of $62,743 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On December 3, 2024, the Company signed a Letter of Intent with a corporation formed under the laws of the Province of Alberta, Canada (“Issuer”) to purchase common shares of the Issuer that will constitute a 51% interest in the Issuer. The consideration for purchase of the shares shall be $10,000,000 which may comprise of a combination of cash and Panamera Holdings stock as mutually agreed upon. The Company shall have arranged an advance escrow payment to the Issuer in the amount of $2,000,000 by no later than 14 days from full execution of Letter of Intent. As of the date of filling these consolidate financial statements, the Letter of Intent has not been executed. During the previous nine months the company has made deposits on a future acquisition of $ 45,000.00. An LOI was signed in May 2025 for this acquisition as a subsequent event. (Note 10).

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

On May 8, 2025, the Company issued 850,000 shares of common stock in connection with subscription agreements of $425,000 (Note 7).

On May 9, 2025, the Company entered into a binding Letter of Intent “LOI” with an entity” Target” for acquisition license of Target’s innovation systems for use along pursuing strategic partnership and merger of the Company and Target. The Company will have a license to Target’s system technology for carbon conversion to fullerenes and nanotubes. The consideration price are (i) license fee is one - time up-from payment of minimum $3M and up to $5M as mutually agreed, (ii) ongoing license fee of 25% of the net income generated by Target and (iii) grant of 20,000,000 shares of restricted common stock of the Company. These terms are subject to change as mutually agreed to.  The two company’s goal is to complete the transaction by June 30, 2025.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period ended April 30, 2025, which are included herein.

Our operating results for the nine months ended April 30, 2025, and 2024 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended April 30, 2025, and 2024

	Three Months Ended
	April 30,
	2025	2024	Changes
Revenues	$109,601	$-	$109,601
Cost of revenues	99,574	-	99,574
Operating expenses	125,490	7,509,020	(7,383,530)
Other expenses	347	1,272	(925)
Net loss from continuing operations	$115,810	$7,510,292	$(7,394,482)

Income from discontinued operations	-	1,199	(1,199)

Net loss	$115,810	$7,509,093	$(7,393,283)

During the three months ended April 30, 2025, and 2024, we generated $109,601 and $0 of revenues, respectively. The revenues are related to sales of raw material.

During the three months ended April 30, 2025, and 2024, the cost of revenues was $99,574 and $0, respectively. The cost of revenues is related to cost of raw material, handling and transportation.

Operating expenses for the three months ended April 30, 2025, and 2024 were $125,490 and $7,509,020, respectively. For the three months ended April 30, 2025, and 2024, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $25,577 and $7,537, stock-based compensation of $0 and $7,500,000 related to issuance 5.000,000 shares of common stock for a new employee and general and administrative expenses of $99,913 and $1,483, respectively.

Other expenses for the three months ended April 30, 2025, and 2024, represent primarily interest expenses of $988 and $1,315 to our CEO, on funds advanced to the Company, cancellation other interest expenses of $88 and $0 and interest income of $553 and $43, respectively

Results of Operations for the nine months ended April 30, 2025, and 2024

	Nine Months Ended
	April 30,
	2025	2024	Changes
Revenues	$192,400	$-	$192,400
Cost of revenues	138,817	-	138,817
Operating expenses	356,295	7,616,018	(7,259,723)
Other expenses	4,174	1,638	2,536
Net loss from continuing operations	$306,886	$7,617,656	$(7,310,770)

Income from discontinued operations	-	3,924	(3,924)
Income from discontinued operations, net of tax	$-	$3,924	$(3,924)

Net loss	$306,886	$7,613,732	$(7,306,846)

During the nine months ended April 30, 2025, and 2024, we generated $192,400 and $0 of revenues, respectively. The revenues are related to sales of raw material.

During the nine months ended April 30, 2025, and 2024, the cost of revenues was $138,817 and $0, respectively. The cost of revenues is related to cost of raw material, handling and transportation.

Operating expenses for the nine months ended April 30, 2025, and 2024 were $356,595 and $7,616,018, respectively.

For the nine months ended April 30, 2025, and 2024, the operating expenses were primarily attributed to stock-based compensation of $13,482 and $7,500,000 related to stock option for a new employee and  issuance 5.000,000 shares of common stock for a new employee, professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $52,229 and $54,021 and general and administrative expenses of $290,584 and $61,997, respectively.

Other expenses for the nine months ended April 30, 2025, and 2024, represent primarily interest expenses of $4,750 and $2,659 to our CEO, on funds advanced to the Company, other interest expenses of $58 and $0 and interest income of $634 and $1,021, respectively

Discontinued Operations

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations.

Liquidity and Capital Resources

Balance Sheet Data:

	April 30, 2025	July 31, 2024
Cash	$150,274	$1,838
Current Assets	195,300	1,838
Current Liabilities	230,373	219,011
Working Capital (Deficiency)	$(35,073)	$(217,173)

As of April 30, 2025, our current assets were $195,300 and our current liabilities were $230,373 which resulted in working capital deficiency of $35,073. As of April 30, 2025, current assets were comprised of $150,274 in cash, $26 in prepaid expenses and $45,000 deposit for license compared to $1,838 in cash as of July 31, 2024. As of April 30, 2025, current liabilities were comprised of $159,456 in accounts payable and accrued liabilities, $1,650 in accounts payable -related party, $11,653 in short term advance payable, $12,889 in due to related parties and $44,725 in operating lease liabilities - current portion, compared to $104,061 in accounts payable and accrued liabilities $11,653 in short-term advances payable, $64,495 in due to related parties and $38,802 in operating lease liabilities - current portion as of July 31, 2024.

As of April 30, 2025, our working capital decreased by $182,100 from a $217,173 working capital deficiency on July 31, 2024, to $35,073 of working capital deficiency on April 30, 2025, primarily due to an increase in current assets of $193,462 offset by an increase in current liabilities of $11,362.

Cash Flow Data:

	Nine Months Ended
	April 30,
	2025	2024	Changes
Cash Flows used in Operating Activities	$(208,561)	$(94,736)	$(113,825)
Cash Flows used in Investing Activities	$(45,000)	$(48,000)	$3,000
Cash Flows provided by Financing Activities	$401,997	$27,149	$374,848
Net Change in Cash During Period	$148,436	$(115,587)	$264,023

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2025, net cash flows used in operating activities were $208,561 consisting of a net loss of $306,886, reduced by imputed interest on related parties’ loan of $4,750, stock-based compensation of $13,482, non-cash lease expenses of $1,677 and a net change in working capital of $78,416.

For the nine months ended April 30, 2024, net cash flows used in operating activities were $94,736, consisting of a net loss of $7,613,732, reduced by imputed interest on related parties’ loan of $2,659, stock - based compensation of $7,500,000 and a net change in working capital of $16,337.

Cash Flows from Investing Activities

During the nine months ended April 30, 2025, and 2024, the Company prepaid $ 45,000 and $48,000 for license, respectively.

Cash Flows from Financing Activities

We have financed our operations with loans from a related party. For the nine months ended April 30,2025 and 2024, we received $0 and $58,500 from advances to pay certain operation expenses from related party loans, and repaid $73,003 and $33,351 to the related party, respectively.

During the nine months ended April 30, 2024, we received $2,000 from common stock subscription receivable -related party.

During the nine months ended April 30, 2025, we received $475,000 from four investors for purchasing 950,000 shares of restricted common stock of the Company at a price of $0.50 per share.

Going Concern

As of April 30, 2025, our company had a net loss of $306,886 and generated $192,400 in revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2025. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2024, the Company entered into a binding Purchase Agreement for Membership Interests with AusTex Aggregates LLC (“AA”) and the owner of 100% of the issued and outstanding Membership Interests of AA. By the terms of the agreement, the parties closed the Purchase Agreement on October 1,2024 with the exchange of 2,750,000 Shares of restricted common stock from the treasury of the Company to the AA’s Member, and the delivery of 100% of the Membership Interests by AA’s Member to the Company. On October 1,2024, the Company issued 2,750,000 shares of common stock as treasury stock, valued $2,282,500 based on market price at grant date. On January 17,2025, The Company and “AA” agreed to discontinue the Purchase Agreement for Membership Interests, and 2,750,000 shares of restricted common stock were returned and cancelled at January 31,2025.

On November 1, 2024, an investor purchased 100,000 shares of restricted common stock of the Company at a price of $0.50 per share for cash in amount of $50,000. The Company issued 100,000 shares of common stock on November 5,2024.

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: June 13, 2025	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

