Form 10-K
period 2025-07-31
Panamera Holdings Corp
filed 2025-11-25
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11,833,500. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

79,876,074 shares of common stock were issued and outstanding as of November 24, 2025.

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

•	Our common stock is considered a “penny stock” under SEC rules and it may be more difficult to resell securities classified as “penny stock”;
•	We have established preferred stock which can be designated by the Company’s Board of Directors without stockholder approval;
•	Our ability to grow and compete in the future will be adversely affected if adequate capital is not available;
•	If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected;
•	We incur ongoing costs and expenses for SEC reporting and compliance;

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

The Company originally intended to offer management and consulting services to healthcare organizations, but current management has redirected efforts now to pursuing business opportunities including but not limited to the environmental services industry, and emerging innovative technologies.. To date, the Company’s activities have been limited to its formation and the raising of equity capital and providing consulting services  and activities in the scrap metal business..

Our Current Business

We are currently seeking new business opportunities with established operating business entities to merge with or to acquire with our primary emphasis in the environmental services industry, emerging innovative technologies  led by innovation with integration. In certain instances, a target business may wish to become our subsidiary, or may wish to contribute assets to us rather than merge with us. On August 1, 2025 we entered into an agreement with Rain Cage Carbon, Inc. to provide carbon capture capabilities to coal and other types of energy plants.  This will enhance abilities to  raise equity capital and specializing in metals recycling, domestically sourced critical earth materials from recycling CO₂, and energy production.

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

Discontinue Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. The consulting agreement was terminated on March 29,2024. During the year ended July 31, 2024, the Company recognized discontinued revenue of $66,667, discontinued income of $3,924. As of July 31,2024, the accounts receivable was $0.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, https://panameraholdings.com, which website and the information thereon we are not incorporating by reference into this Report.

Employees

As of July 31, 2025, we have an employment agreement with Cris Proler-President, April Dominguez and Douglas Baker. The other officers and directors are donating their time to the development of our company and are able to fulfill part-time requirements.

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

As of July 31, 2025, the Company has suffered recurring losses from operations, has an accumulated deficit of $23,304,119 (consisted of stock-based compensation of $14,524,741 and impairment loss of $7,548,000 which are non-recurring) and earned limited revenues of $241,430 for the year ended July 31, 2025. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. As of July 31, 2025, the Company has suffered recurring losses from operations, has an accumulated deficit of $23,304,119 (consisted of stock-based compensation of $14,524,741 and impairment loss of $7,548,000 which are non-recurring) and earned limited revenues of $241,430 for the year ended July 31, 2025. We may not have profitable operations in the future to ensure our continuation.

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

As of the date of this Report, T. Benjamin Jennings, our President, Chief Executive Officer and director, beneficially owns approximately 28.79% of the issued and outstanding shares of our common stock. As a result, he controls approximately a majority of the stockholder vote. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Jennings controls the vote on all stockholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Jennings may differ from the interests of the other stockholders..

We compete with other companies in a highly fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies have services that are similar to ours, and certain of these companies have substantially greater financial resources than we do. There can be no assurance that we will be able to compete effectively against our competitors or timely implement new services. Increased competition and cost pressures affecting the markets in general may result in lower prices for our services, reduced operating margins and the inability to maintain or increase our market share.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of July 31, 2025, our Company’s Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial and accounting officer), have determined that our disclosure controls and procedures were not effective. Separately, as of July 31, 2025, management has identified a material weakness in our internal control over financial reporting. We determined that we had a material weakness because, the Company has no formal control process related to the identification and approval of related party transactions and because, as a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

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

We have authorized capital stock consisting of 550,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share. As of the date of this Report, we have 79,876,074 shares of common stock issued and outstanding and no outstanding shares of preferred stock. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company prior to the issuance of any shares thereof. The preferred stock may have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. Because the board of directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s stockholders, stockholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. Investors should keep in mind that the board of directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are aware that Jeffrey Kilgore filed a lawsuit on August 28, 2025 in Jefferson County, Texas.  Cause No. 25DCCV1693, Jefferson County, Texas; Jeff Kilgore vs. Panamera Holdings Corporation; the Plaintiff is claiming he is owed certain shares in compensation for services. This claim is disputed and without merit. Kilgore has requested a temporary injunction, and the hearing for same is set for December 4, 2025.  At this point an estimate for possible range of loss cannot be made. The company believes this is without merit, and we intend to vigorously defend against it. .  To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common shares were listed for quotation on the Pink Sheets of the OTC Markets under the symbol “PNHT” on March 7, 2016. On October 22, 2021, we were issued a new symbol “PHCI”.

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

12 Month Period Ended July 31,2025	High	Low
Quarter ended July 31, 2025	$6.50	$1.00
Quarter ended April 30, 2025	$1.66	$0.25
Quarter ended January 31, 2025	$3.14	$0.70
Quarter ended October 31, 2024	$0.85	$0.70

12 Month Period Ended July 31,2024	High	Low
Quarter ended July 31, 2024	$1.00	$0.68
Quarter ended April 30, 2024	$1.50	$0.75
Quarter ended January 31, 2024	$2.90	$0.63
Quarter ended October 31, 2023	$3.25	$0.30

Securities Transfer Corporation at 2901 Dallas Parkway, Suite 380 Plano, TX 75093 (Telephone 469-633-0101) is the registrar and transfer agent for our common shares.

Holders

On November 5, 2025, the shareholders’ list showed 44 registered shareholders, not including any persons who hold their stock in “street name”, with 79,876,074 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

On February 5, 2024, the Company issued 5,000,000 shares of common stock as compensation for a new employee , value. The Company valued the 5,000,000 shares of common stock based on market price on grant date of $7,500,000 and recorded this as a management expense in general and administrative expenses.

On February 6, 2024, the Company issued 5,000,000 shares of common stock in connection with assets purchase agreement, valued at $7,500,000 at market prices on issuance date.

On November 8, 2024, the Company issued 100,000 shares of restricted common stock at prices of $0.50 per share for an amount of $50,000 in cash.

On May 8, 2025, the Company issued 850,000 shares of restricted common stock at prices of $0.50 per share for an amount of $425,000 in cash.

On June 30, 2025, the Company issued 375,000 shares of restricted common stock at prices of $2.00 per share for an amount of $750,000 in cash.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 8, 2022, the Company executed a Share Surrender Agreement with two Stockholders whereby each voluntarily surrendered 1,670,000 and 4,330,000 shares of Company common stock respectively to the Company to be held as treasury shares pursuant to NRS 78.283. The Shares were surrendered on December 15, 2022. As of July 31, 2025, the Company had 6,000,000 shares of treasury stock valued at $600.

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

Plan of Operations and Cash Requirements

We previously intended to offer management and consulting services to healthcare organizations. Because we have not been successful in launching our previous business plan, we are seeking new opportunities or business arrangements primarily in the environmental services industry, emerging innovative technologies led by innovation and integration.

 Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2025, and 2024, which are included herein.

Our operating results for the years ended July 31, 2025, and 2024, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	July 31,
	2025	2024	Changes
Revenues	$241,430	$19,643	$221,787
Cost of revenues	179,915	11,549	168,366
Operating expenses	607,247	15,253,629	(14,646,382)
Other (income) expenses	(9,318)	3,396	(12,714)
Net loss from continuing operations	$536,414	$15,248,931	$(14,712,517)

Income from discontinued operations	-	3,924	(3,924)

Net loss	$536,414	$15,245,007	$(14,708,593)

During the years ended July 31, 2025, and 2024, we generated $241,430 and $19,643 of revenues, respectively. The revenues are related to sales of raw material including $115,153 and $8,320 sales to a company controlled by a related party, respectively.

We had cost of revenues of $ 179,915 and $11,549 for the years ended July 31, 2025, and 2024, respectively. The cost of revenues including $19,100 and $0 cost of raw material purchased from a company controlled by a related party, respectively. For the years ended July 31, 2025, and 2024, the cost of revenue consisted of purchasing raw material of $160,440 and $7,549 and shipping costs of $19,475 and $4,000, respectively.

Operating expenses for the years ended July 31, 2025, and 2024 were $ 607,247 and $15,253,629, respectively. For the year ended July 31,2025, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $67,463 and general and administrative expenses of $539,784.  For the year ended July 31, 2024, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $62,083, general and administrative expenses of $7,643,546 relating mainly to stock-based compensation for amount of $7,506,741,  and impairment loss  of $7,548,000 related to acquisition of an entity was not completed as of filling date of this Financial Statements.

Other income and expenses for the years ended July 31, 2025, and 2024, represent interest expenses of $4,500 and $4,435 to our related parties and directors, on funds advanced to the Company, other interest expenses of $58 and $0 and interest income of $2,383 and $1,039, respectively.

We had net losses of $ 536,414 for the year ended July 31, 2025, and $15,245,007 for the year ended July 31, 2024. The decrease in net loss of $14,708,593 primarily was due to a decrease in operating expenses of $14,646,382, other expenses of $12,714, offset by an increase in gross profit of $53,421, a decrease in discontinued operations of $3,924.

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

The following is a summary of discontinued operations for the years ended July 31, 2024:

Year Ended
July 31
2024
Revenues -related party	$66,667
Cost of revenues -related party	62,743
Gross Profit	3,924
Operating expenses	-
Income from discontinued operations before income taxes	3,924
Income tax benefit	-
Income from discontinued operations	$3,924

Cost of revenues - related party for the year ended July 31, 2024, were $62,743. The cost of revenues -related party was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement.

There were no discontinued operations in the year ended July 31,2025.

Liquidity and Capital Resources

Balance Sheet Data:

	July 31, 2025	July 31, 2024	Changes
Cash	$85,980	$1,838	$84,142
Working capital deficiency	$(59,931)	$(217,173)	$157,242
Total assets	$803,519	$105,992	$697,527
Total liabilities	$179,064	$288,105	$(109,041)
Total stockholders' equity (deficit)	$624,455	$(182,113)	$806,568

As of July 31, 2025, our current assets were $95,424 and our current liabilities were $155,355 which resulted in working capital deficiency of $59,931. As of July 31, 2025, current assets were comprised of $85,980 in cash, $6,901 in prepaid expenses, $2,543 in accounts receivable. As of July 31, 2025, current liabilities were comprised of $91,206 in accounts payable and accrued liabilities, $7,111 in due to related party, $11,653 in short term advance payable and $45,385 in operating lease liabilities - current portion.

.

As of July 31, 2024, our current assets were $1,838 and our current liabilities were $219,011 which resulted in working capital deficiency of $217,173 As of July 31, 2024, current assets were comprised of $1,838 in cash. As of July 31, 2024, current liabilities were comprised of $104,061 in accounts payable and accrued liabilities, $64,495 in due to related party, $11,653 in short term advance payable and $38,802 in operating lease liabilities - current portion.

As of July 31, 2025, our working capital decreased by $157,242 from a $217,173 working capital deficiency on July 31, 2024, to $59,931 of working capital deficiency on July 31, 2025, primarily due to an increase in current assets of $93,586 and a decrease in current liabilities of $63,656.

Cash Flow Data:

	Year Ended
	July 31,
	2025	2024	Changes
Cash Flows used in Operating Activities	$(515,320)	$(99,380)	$(415,940)
Cash Flows used in Investing Activities	$(639,645)	$(48,000)	$(591,645)
Cash Flows provided by Financing Activities	$1,239,107	$30,649	$1,208,458
Net Change in Cash During Period	$84,142	$(116,731)	$200,873

Cash from Operating Activities

We have not generated positive cash flows from operating activities during the years ended July 31, 2025, and 2024.

For the year ended July 31, 2025, net cash flows used in operating activities was $515,320, consisting of a net loss of $536,414 reduced by imputed interest on a related party loan of $4,500, stock-based compensation of $13,482, non-cash lease expenses of $39,704, increased by gain on settlement of debt of $11,493 and a net change in working capital of $25,099.

For the year ended July 31, 2024, net cash flows used in operating activities was $99,380, consisting of a net loss of $15,245,007 reduced by imputed interest on a related party loan of $4,435, stock-based compensation of $7,506,741, impairment loss of $7,548,000, non-cash lease expenses of $3,216 and a net change in working capital of $83,235.

Cash Flows from Investing Activities

During the year ended July 31, 2025, the Company deposited $639,645 for license agreement.

During the year ended July 31, 2024, the Company prepaid $48,000 for assets acquisition.

Cash Flows from Financing Activities

We have financed our operations with loans from our CEO and Chairman, T. Benjamin Jennings, and a stock subscription. For the years ended July 31, 2025, and 2024, we received $0 and $62,000 from advances to pay certain operation expenses from related party loans, and repaid $85,893 and $33,351 to the related party, respectively.

During the years ended July 31, 2025, and 2024, we received $0 and $2,000 from common stock subscription receivable -related party and $100,000 and $0 common stock subscription from one investor, respectively.

During the year ended July 31,2025, we issued 1,325,000 shares of restricted common stock at prices of $0.50 and $2.00 per share for an aggregate amount of $1.225,000 in cash

Going Concern

For the year ended July 31, 2025, our company had a net loss of $536,414 and generated $241,430 in revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 2 - Summary of Significant Accounting Policies “to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statement and Supplemental Data.

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

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of July 31,2025. We have identified the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
T. Benjamin Jennings	Chairman, CEO, President, Director	60	May 2021
Douglas G. Baker	Chief Financial Officer, Treasurer, Director	71	May 2014
Stanley F. Wilson	Director	75	May 2021
Christopher N. Barakat	Director	37	May 2021
Curtis Summers	Director	50	May 2014
Cris Proler	President, Director	54	May 2024

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

Stanley F. Wilson –Director

Mr. Wilson submitted his resignation from the Board of Directors of Panamera Holdings Corporation on October 15, 2025. Mr. Wilson is a corporate executive as well as an M&A securities attorney who’s legal and business career has placed primary emphasis in business combinations involving small cap publicly traded companies across a wide range of industries including fuel trading, marketing, and recycling; oil and gas; telecommunications; specialty finance; insurance; and retail automotive. This specialization has taken many forms including numerous going-public transactions, serving as President and General Counsel to multiple publicly traded holding companies trading on NASDAQ, OTC Markets and the Pink Sheets, as well as CEO and general counsel of two statewide franchised automotive dealer associations in Arizona and Nebraska. Mr. Wilson has been an active member of the Nebraska State Bar Association since 1974, served as Of Counsel at Davis Miles McGuire Gardner PLLC from September 2012 to October 2021, was appointed by the Governor of Nebraska as the acting Lancaster County Court Judge and served as The Staff Judge Advocate of the 67th Infantry Brigade of the Nebraska Army National Guard with the rank of Captain. Mr. Wilson is licensed to practice law in Nebraska. Mr. Wilson is a graduate of Arizona State University and the University of Nebraska College of Law. Mr. Wilson served as Secretary and General Counsel of the Company from May 2021 to July 2023. Mr. Wilson resigned from the Board of Directors as of October 15, 2025.

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

On May 18, 2022, the Company entered into an Employment Contract with Christopher Barakat, a member of our board of directors, to serve in the capacity of a Clinical Business Development Officer on a month-to-month at will employment basis, to specifically serve as the consultant to First DP Ventures LP dba First Primary Care under the Consulting Agreement entered into as of the same date. The Employment Agreement is ‘at will’, and provides for Mr. Barakat to be paid $7,000 per month for services rendered, As well as a commission of $100 on each direct primary care membership sold and a commission equal to the first month’s membership per employee, for each virtual primary care membership sold. On March 29, 2024 the consulting agreement with First DP Ventures was terminated and at that point the employment agreement with Christoper Barakat was terminated.

On May 15, 2024 the Company entered into a three year employment agreement with Cristopher Proler to serve as President and Member of the Board of Directors. The agreement calls for an annual salary of $ 200,000. The salary shall increase to $ 325,000 annual as soon as practical. Mr. Proler also received 5,000,000 shares of restricted company stock.

On May1,2025, the Company entered into an employment agreement with Douglas Baker to serve as Chief Financial Officer, Treasurer, Director. The agreement calls for a monthly salary of $4,000.

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

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended July 31, 2025. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

As of July 31, 2025, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements, as well as the qualifications of each candidate, when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this Annual Report.

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

SUMMARY COMPENSATION TABLE

							Change in Pension Value and
							Nonqualified
		Salary	Bonus	Stock Option Awards	Option Stock Awards	Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Benjamin Jennings,	2025	92,339	-	-	-	-	-	-	92,339
Chairman, CEO, Director	2024	-	-	-	-	-	-	-	-

Christopher Proler,	2025	200,000	-	-	-		-	-	200,000
President, Director	2024	41,666	-	-	-	7,500,000	-	-	7,541,666

Stanley F. Wilson,	2025	-	-	-	-	-	-	-	-
Former Secretary and General Counsel, and Director (1)	2024	-	-	-	-	-	-	-	-

Douglas G. Baker,	2025	12,000	-	-	-	-	-	-	12,000
Chief Financial Officer, Treasurer, Director	2024	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

 During our fiscal year ended July 31, 2025, the Company did not grant stock award to officers.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2025 there were no options exercised by our named officers.

Compensation of Directors

During the year ended July 31,2025 the Company paid management fees of $92,339 to T. Benjamin Jennings, Chairman, CEO, Director.

On May 18, 2022, the Company entered into an Employment Contract with Christopher Barakat, a member of our board of directors, to serve in the capacity of a Clinical Business Development Officer on a month-to-month at will employment basis, to specifically serve as the consultant to First DP Ventures LP dba First Primary Care under the Consulting Agreement entered into as of the same date. The Employment Agreement is ‘at will’, and provides for Mr. Barakat to be paid $7,000 per month for services rendered, As well as a commission of $100 on each direct primary care membership sold and a commission equal to the first month’s membership per employee, for each virtual primary care membership sold. On March 29, 2024 the consulting agreement with First DP Ventures was terminated and at that point the employment agreement with Christoper Barakat was terminated.

On May 15, 2024 the Company entered into a three year employment agreement with Cristopher Proler to serve as President and Member of the Board of Directors. The agreement calls for an annual salary of $ 200,000. The salary shall increase to $ 325,000 annual as soon as practical. Mr. Proler also received 5,000,000 shares of restricted company stock.

On May1,2025, the Company entered into an employment agreement with Douglas Baker to serve as Chief Financial Officer, Treasurer, Director. The agreement calls for a monthly salary of $4,000.

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

Outstanding Equity Awards at Year Ended July 31, 2025

There were no outstanding equity awards at July 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 24,2025, certain information with respect to the beneficial ownership of our common stock shares by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 79,876,074 shares outstanding as of November 24, 2025 (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of November 24, 2025  are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers, Executive Officers and Directors
Common Stock	T. Benjamin Jennings	22,995,000	28.79%
Common Stock	Stanley F. Wilson(1)	1,000,000	1.25%
Common Stock	Curtis Summers	4,330,000	5.42%
Common Stock	Douglas G. Baker	1,670,000	2.09%
Common Stock	Christopher Barakat	1,000,000	1.25%
Common Stock	Cristopher Proler	3,316,000	4.15%
Common Stock	Jeffrey Kilgore	5,000,000	6.26%
	All Executive Officers and Directors as a Group (seven persons)	39,311,000	49,21%

5% Stockholders

Common Stock	Rain Cage Carbon	27,000,000	33,80%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the years ended July 31, 2025, and 2024, the Company generated revenues of $0 and $66,667 and incurred cost of revenues of $0 and $62,743 related to payroll expenses for to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement, respectively.  The Cost of revenue of $0 and $62,743 was included the salary payment of $0 and $56,000 to a member of the board of directors, respectively.  On March 29, 2024, the consulting agreement was terminated, and the result of Healthcare operations was recognized as discontinued operations (Note 3).

On February 6,2024, the Company also issued 5,000,000 shares of restricted common stock to Jeffrey Kilgore, valued at $7,500,000 for purchase of Kilgore Industrials which has not been finalized as of July 31, 2024. Jeffery Kilgore was not related party before issuance of stock, as of July 31,2024, Jeffrey Kilgore was stockholder with over 5% ownership, therefore we considered the issuance of 5,000,000 shares of common stock as related party transactions because the stockholder’s ownership is greater than 5%.

On May 15, 2024, the Company entered into a three-year employment agreement with Cristopher Proler to serve as President and Member of the Board of Directors. The agreement calls for an annual salary of $200,000 with an increase to $325,000 as soon as practical.  Mr. Proler also received 5,000,000 shares of restricted company stock, valued at $7,500,000.

On June 13, 2024, the Company entered into an employment agreement with Juan Juarez for the position of Senior Vice President of Finance with an annual salary of $100,000. Mr. Juarez will receive 125,000 shares of restricted common stock of Panamera Holdings Corporation having a 3-year vesting period, he will be entitled to 50,000 three -year stock options at $1.50 per share vesting fully in the first year on a monthly basis. During the years ended July 31,2025 and 2024, the Company recognized salary of $15,000 and $12,222. paid salary of $16,827 and $2,404 and stock -based compensation of $13,482 and $6,741 respectively. Mr. Jaurez resigned on September 24,2024.

During the years ended July 31, 2025, and 2024, the Company recognized salary of $200,000 and $ 41,667 and paid salary of $184,769 and $0 to the Company’s president.

During the years ended July 31, 2025, and 2024, the Company recognized and paid $92,339 and $0 management fees to the Company’s Chief Executive Officer, respectively

During the years ended July 31,2025 and 2024, the Company recolonized and paid salary of $12,000 and $0 to the Company’s Chief Financial Officer, respectively.

During the years ended July 31, 2025, and 2024, the Company paid $0 and $30,475 salary to Robin Fuller Jennings, the Company’s corporate secretary – related party, respectively.

During the years ended July 31, 2025, and 2024, related parties financed $28,509 and $62,000 for operation expenses and repaid related parties’ loans of $85,893 and $33,351, respectively.

During the years ended July 31, 2025, and 2024, the Company recognized $4,500 and $4,435 interest on related party loans and imputed in additional paid-in-capital, respectively.

During the years ended July 31,2025 and 2024, the Company generated revenues of $ 115,153 and $8,320 from sales of material to a company controlled by a related party.

During the years ended July 31, 2025, and 2024, the Company incurred cost of revenues of $19,100 and $0 from services rendered by a subcontractor controlled by a related party.

As of July 31, 2025, and 2024, the Company was obliged for an unsecured, none-interest bearing demand loans to three related parties, with balances of $7,111 and $64,495, respectively. On June 2, 2023, the Company’s Board of Directors approved and authorized any debt holder in the Company to voluntarily convert their debt into Controlled and Restricted shares of common stock at a conversion price of $1.00 per share within a 5-day period following receipt of notice from the Company in either electronic, verbal, or written form.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is M&K CPAS, PLLC, The Woodlands, Texas, PCAOB Auditor ID 2738.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2025 and for fiscal year ended July 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31,	Year Ended July 31,
Fee Category	2025	2024
Audit Fees (1)	$48,650	$29,250
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	$48,650	$29,250

(1)

Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended July 31, 2025 and 2024 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

PANAMERA HOLDINGS CORPORATION

Dated: November 25, 2025	By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director (Principal Executive)

Dated: November 25, 2025	By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, and Director (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 25, 2025

By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, and Director (Principal Financial/Accounting Officer)

Dated:  November 25, 2025

By:	/s/ Christopher N. Barakat
Christopher N. Barakat
Director

Dated:  November 25, 2025

By:	/s/ Curtis Summers
Curtis Summers
Director

PANAMERA HOLDINGS CORPORATION

(Formerly Panamera Healthcare Corporation)

Index to Audited Financial Statements

July 31, 2025, and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panamera Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panamera Holdings Corporation (the Company) as of July 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

November 25, 2025

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

	July 31,	July 31,
	2025	2024
Assets
Current Assets:
Cash	$85,980	$1,838
Prepaid expenses	6,901	-
Accounts receivable	2,543	-
Total Current Assets	95,424	1,838

Non-Current Assets:
Deposit for rent	4,000	-
Deposit for license	639,645	-
Operating lease right-of-use asset	64,450	104,154
Total Assets	$803,519	$105,992

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$91,206	$104,061
Short term advance payable	11,653	11,653
Due to related party	7,111	64,495
Operating lease liability - current portion	45,385	38,802
Total Current Liabilities	155,355	219,011

Non-current Liability:
Operating lease liability	23,709	69,094
Total Liabilities	179,064	288,105

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 52,735,000 shares and 51,410,000 shares issued at July 31, 2025, and 2024, respectively	5,274	5,141
Additional paid in capital	23,823,900	22,581,051
Treasury stock, at cost: 6,000,000 shares at July 31, 2025, and July 31, 2024, respectively	(600)	(600)
Common stock to be issued,50,000 shares and 0 shares, respectively	100,000	-
Accumulated deficit	(23,304,119)	(22,767,705)
Total Stockholders' Equity (Deficit)	624,455	(182,113)
Total Liabilities and Stockholders' Equity (Deficit)	$803,519	$105,992

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

	For the
	Year Ended
	July 31,
	2025	2024

Revenues -related party	$115,153	$8,320
Revenues	126,277	11,323
Total revenues	241,430	19,643

Cost of revenues -related party	19,100	-
Cost of revenues	160,815	11,549
Total cost of revenue	179,915	11,549

Gross profit	61,515	8,094

Operating expenses
Professional fees	67,463	62,083
Impairment loss	-	7,548,000
General and administration expenses	539,784	7,643,546
Total operating expenses	607,247	15,253,629

Net loss from operations	(545,732)	(15,245,535)

Other income (expense)
Interest income	2,383	1,039
Interest expense	(4,558)	(4,435)
Gain on settlement of debt	11,493	-
Total other income (expense)	9,318	(3,396)

Loss from continuing operations before taxes	(536,414)	(15,248,931)

Income tax benefit	-	-

Loss from continuing operations	$(536,414)	$(15,248,931)

Discontinued operations:
Income from discontinued operations	-	3,924
Income from discontinued operations, net of tax	$-	$3,924

Net Loss	$(536,414)	$(15,245,007)

Loss from continuing operations per common share - basic and diluted	$(0.01)	$(0.38)
Income from discontinued operations per common share - basic and diluted	$-	$0.00
Net loss per common share - basic and diluted	$(0.01)	$(0.38)

Weighted average number of common shares outstanding, basic and diluted	45,886,392	40,259,869

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

For the Years Ended July 31, 2025, and 2024

				Common Stock Subscription
			Additional	Receivable -			Common Stock
	Common Stock		Paid in	Related	Treasury Stock		to be issued		Accumulated
	Shares	Amount	Capital	Parties	Shares	Amount	Shares	Amount	Deficit	Total

Balance, July 31, 2023	41,410,000	$4,141	$7,570,875	$(2,000)	(6,000,000)	$(600)	-	$-	$(7,522,698)	$49,718
							-
Collected common stock subscription receivable -related parties	-	-	-	2,000	-	-	-	-	-	2,000
Common stock issued for employees	5,000,000	500	7,499,500	-	-	-	-		-	7,500,000
Issuance common stock for assets acquisition	5,000,000	500	7,499,500	-	-	-	-	-	-	7,500,000
Imputed interest on related party loan	-	-	4,435	-	-	-	-	-	-	4,435
Restricted stock-based compensation	-	-	3,472	-	-	-	-		-	3,472
Stock option expense	-	-	3,269	-	-	-	-	-	-	3,269
Net loss	-	-	-	-	-	-	-	-	(15,245,007)	(15,245,007)
Balance, July 31, 2024	51,410,000	$5,141	$22,581,051	$-	(6,000,000)	$(600)		$-	$(22,767,705)	$(182,113)

Imputed interest on related party loan	-	-	4,500	-	-	-	-	-	-	4,500
Restricted stock-based compensation	-	-	6,944	-	-	-	-	-	-	6,944
Stock option compensation	-	-	6,538	-	-	-	-	-	-	6,538
Issuance common stock for cash	1,325,000	133	1,224,867	-	-	-	-	-	-	1,225,000
Stock subscriptions for common stock	-	-	-	-	-	-	50,000	100,000	-	100,000
Net loss	-	-	-	-	-	-	-	-	(536,414)	(536,414)
Balance, July 31, 2025	52,735,000	$5,274	$23,823,900	$-	(6,000,000)	$(600)	50,000	$100,000	$(23,304,119)	$624,455

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	For the
	Year Ended
	July 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(536,414)	$(15,245,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	4,500	4,435
Impairment loss of asset acquisition	-	7,548,000
Gain on settlement of debt	(11,493)	-
Stock-based compensation	13,482	7,506,741
Non-cash lease expenses	39,704	3,216
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	27,147	71,676
Accounts receivable	(2,543)	8,333
Deposit for rent	(4,000)	-
Prepaid expenses	(6,901)	-
Employee advanced	-	2,700
Operating lease liabilities	(38,802)	526
Net Cash Used in Operating Activities	(515,320)	(99,380)

Cash Flows from Investing Activities:
Prepaid- assets acquisition	-	(48,000)
Deposit for license	(639,645)	-
Net Cash Used in Investing Activities	(639,645)	(48,000)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	62,000
Repayment related party loans	(85,893)	(33,351)
Proceeds from common stock subscription receivable - related party	-	2,000
Proceeds from common stock to be issued	100,000	-
Proceeds from common stock issuance	1,225,000	-
Net Cash Provided by Financing Activities	1,239,107	30,649

Net change in cash	84,142	(116,731)
Cash, beginning of period	1,838	118,569
Cash, end of period	$85,980	$1,838

Supplemental cash flow information:
Cash paid for interest	$59	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Related party debt issued for payments of accounts payable	$28,509	$-
Issuance common stock for assets acquisition	$-	$7,500,000
Right-of use assets obtained in exchange for new operating lease liabilities	$-	$107,370

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Audited Consolidated Financial Statements

July 31, 2025, and 2024

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

The Company intended to offer management and consulting services to healthcare organizations but has redirected its efforts to now pursuing business opportunities, including but not limited to the environmental services industry, emerging innovative technologies led by innovation with integration. To date, the Company’s activities have been limited to its formation and the raising of equity capital and specializing in metals recycling, domestically sourced critical earth materials from recycling CO₂, and energy production.

On June 2, 2023, The Company’s Board of Directors approved the creation of three wholly-owned subsidiaries, named Panamera Metals Corporation, Panamera Technologies Corporation and Panamera Waste Corporation. On July 20, 2023, the three wholly-owned subsidiaries were registered in the State of Texas.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2025, the Company has a loss of $536,414, an accumulated deficit of $23,304,119 (consisted of stock-based compensation of $14,524,741 and impairment loss of $7,548,000 which are non-recurring).The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At July 31, 2025, and 2024, the Company had cash of $85,980 and $1,838 and $0 and $0 of cash equivalents, respectively.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

During the years ended July 31, 2025, and 2024, the Company recorded no bad debt expense, and no allowance for credit losses as of July 31, 2025, and 2024.

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

During the year ended December 31,2024, the Company had an annual consulting contract that requires a fixed monthly payment of $8,333. The Company recognizes the monthly revenue at the beginning of the month and any cash payments received in advance are recorded as deferred revenue until all obligations have been met as specified in the related customer contract. On March 29, 2024, the consulting agreement was terminated, and the Company implemented a plan to divest the Healthcare consulting to focus its resources on the new operations (Note 3).

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

For the years ended July 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years Ended
	July 31
	2025	2024
	Shares	Shares
Convertible Debt-related parties	7,111	64,495
Short term advance payable	11,653	11,653
Unvested restricted common stock	-	125,000
Vested common stock option	12,498	50,000
	31,262	251,148

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

Financial Instruments and Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●

Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

Recent Accounting Pronouncements The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 during the year ended July31J, 2025. The pronouncement had no material impact on the Company’s financials.

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews consolidated financial information for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Consolidated Statements of Operations. Total assets on the Balance Sheets represent our segment assets.

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

The Company has adopted the guidance included under ASU 2018-07; stock-based compensation issued to non-employees and consultants. Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified non-employee share-based payment awards are measured at the grant date.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of July 31, 2025, and 2024, the Company has not established a liability for uncertain tax positions.

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

As of July 31, 2025, and 2024, the assets and liabilities of the Company related to Healthcare consulting operations were $0, respectively.

The following is a summary of discontinued operations for the year ended July 31, 2024:

Year Ended
July 31
2024
Revenues -related party	$66,667
Cost of revenues -related party	62,743
Gross Profit	3,924
Operating expenses	-
Income from discontinued operations before income taxes	3,924
Income tax benefit	-
Income from discontinued operations	$3,924

The following is a summary of discontinued cash flow for the year ended July 31, 2024:

Year Ended
July 31,
2024
Net income	$3,924
Changes in operating assets and liabilities:
Accounts receivable	8,333
Net cash provided by operating activities	$12,257

During the year ended July 31, 2024, the Company did not have investing activities and financing activities from discontinued operations.

NOTE 4 – DEPOSIT FOR ASSET ACQUISITION

On February 1, 2024, the Company’s board of directors authorized the CEO to issue up to 7,000,000 shares of restricted common stock in the completion of various acquisitions of his identification and approval. Pursuant to Binding Letter of Understanding signed on February 7, 2024, the Company signed a Letter of Intent (‘LOI”) with an entity named “Kilgore Industrial “on July 23, 2024, for asset acquisition by issuance 5,000,000 shares of common stock (was issued on February 6, 2024) and 2,000,000 shares of common stock will be due on closing of agreement. According to LOI dated July 23, 2024, the parties agreed to execute the Asset Purchase Agreement on or before August 23, 2024, and the closing of the proposed transaction will take place as soon as thereafter as all conditions to the transaction are satisfied or waived, but not later than November 22, 2024.

On February 6, 2024, the Company issued 5,000,000 shares of common stock to Jeffery Carl Kilgore, principal of Kilgore Industrial, valued at $7,500,000 at market prices on issuance date in connection with assets purchase agreement of an entity and payment of $48,000 in March 2024. The acquisition was not completed, and the Company recognized an impairment loss of $7,548,000 for the year ended July 31,2024.

NOTE 5 – DEPOSIT FOR LICENSE

On May 9, 2025, the Company entered into a binding Letter of Intent “LOI” with an entity” Target” for acquisition license of Target’s innovation systems for use along pursuing strategic partnership and merger of the Company and Target. The Company will have a license to Target’s system technology for carbon conversion to fullerenes and nanotubes. The consideration price are (i) license fee is one - time up-from payment of minimum $3M and up to $5M as mutually agreed, (ii) ongoing license fee of 25% of the net income generated by Target and (iii) grant of 27,000,000 shares of restricted common stock of the Company. The two company’s goal is to complete the transaction by August 31,2025. During the year ended July 31,2025, the Company has made deposits of $639,645 in connection with the agreement. As of July 31,2025, the Agreement was not completed.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly payment of $8,333, with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors. During the years ended July 31, 2025, and 2024, the Company generated revenues of $0 and $66,667 and incurred cost of revenues of $0 and $62,743 related to payroll expenses for to a member of the Company’s board of directors, who performed the consulting services in connection with the First DP Ventures LP agreement, respectively.  The Cost of revenue of $0 and $62,743 was included the salary payment of $0 and $56,000 to a member of the board of directors, respectively.  On March 29, 2024, the consulting agreement was terminated, and the result of Healthcare operations was recognized as discontinued operations (Note 3).

On February 6,2024, the Company also issued 5,000,000 shares of restricted common stock to Jeffrey Kilgore, valued at $7,500,000 for purchase of Kilgore Industrials which has not been finalized as of July 31, 2024. Jeffery Kilgore was not related party before issuance of stock, as of July 31,2024, Jeffrey Kilgore was stockholder with over 5% ownership, therefore we considered the issuance of 5,000,000 shares of common stock as related party transactions because the stockholder’s ownership is greater than 5%.

On May 15, 2024, the Company entered into a three-year employment agreement with Cristopher Proler to serve as President and Member of the Board of Directors. The agreement calls for an annual salary of $200,000 with an increase to $325,000 as soon as practical.  Mr. Proler also received 5,000,000 shares of restricted company stock, valued at $7,500,000.

On June 13, 2024, the Company entered into an employment agreement with Juan Juarez for the position of Senior Vice President of Finance with an annual salary of $100,000. Mr. Juarez will receive 125,000 shares of restricted common stock of Panamera Holdings Corporation having a 3-year vesting period, he will be entitled to 50,000 three -year stock options at $1.50 per share vesting fully in the first year on a monthly basis. During the years ended July 31,2025 and 2024, the Company recognized salary of $15,000 and $12,222. paid salary of $16,827 and $2,404 and stock -based compensation of $13,482 and $6,741, respectively. Mr. Jaurez resigned on September 24,2024.

During the years ended July 31, 2025, and 2024, the Company recognized salary of $200,000 and $ 41,667 and paid salary of $184,769 and $0 to the Company’s president.

During the years ended July 31, 2025, and 2024, the Company recognized and paid $92,339 and $0 management fees to the Company’s Chief Executive Officer, respectively

During the years ended July 31,2025 and 2024, the Company recolonized and paid salary of $12,000 and $0 to the Company’s Chief Financial Officer, respectively.

During the years ended July 31, 2025, and 2024, the Company paid $0 and $30,475 salary to Robin Fuller Jennings, the Company’s corporate secretary – related party, respectively.

During the years ended July 31, 2025, and 2024, related parties financed $28,509 and $62,000 for operation expenses and repaid related parties’ loans of $85,893 and $33,351, respectively.

During the years ended July 31, 2025, and 2024, the Company recognized $4,500 and $4,435 interest on related party loans and imputed in additional paid-in-capital, respectively.

During the years ended July 31,2025 and 2024, the Company generated revenues of $ 115,153 and $8,320 from sales of material to a company controlled by a related party.

During the years ended July 31, 2025, and 2024, the Company incurred cost of revenues of $19,100 and $0 from services rendered by a subcontractor controlled by a related party.

As of July 31, 2025, and 2024, the Company was obliged for an unsecured, none-interest bearing demand loans to three related parties, with balances of $7,111 and $64,495, respectively. On June 2, 2023, the Company’s Board of Directors approved and authorized any debt holder in the Company to voluntarily convert their debt into Controlled and Restricted shares of common stock at a conversion price of $1.00 per share within a 5-day period following receipt of notice from the Company in either electronic, verbal, or written form.

Note 7 – LEASE

On July 1, 2024, the Company entered into an operating lease for the office, with the term of 31 months, monthly lease expenses of $4,000 with condition the first two months free rent.

For the years ended July 31, 2025, and 2024, right-of-use asset and lease information about the Company’s operating lease consists of:

	Years ended
	July 31,
	2025	2024
Operating lease cost	$44,000	$3,742
Variable lease cost	902	-
Total lease cost	$44,902	$3,742

Supplemental cash flow information related to leases was as follows:

	Years ended
	July 31,
	2025	2024
Cash paid for operating cash flows from operating leases	$44,000	$-
Right-of-use asset obtained in exchange for new operating lease liabilities	$-	$107,370

Weighted-average discount rate — operating leases	5.88%	5.88%
Weighted-average remaining lease term - operating leases (year)	1.50	2.5

Supplemental balance sheet information related to leases consists of:

	July 31,	July 31,
	2025	2024
Operating lease right-of-use asset	$64,450	$104,154
Operating lease liabilities:
Current portion	45,385	$38,802
Non-current portion	23,709	69,094
	$69,094	$107,896

The following table outlines maturities of our lease liabilities as of July 31, 2025:

Year ending Jul 31,
2026	48,000
2027	24,000
Thereafter	-
$72,000
Less imputed interest	(2,906)
Operating lease liabilities	$69,094

NOTE 8 - INCOME TAXES

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

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of July 31, 2025. The Company has incurred a net operating loss (NOL) of $23,304,119, the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended July 31, 2040, subject to its eligibility as determined by respective tax regulating authorities. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018, can be carryforward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates. Tax returns for the years ended 2017 through 2024 are subject to review by the tax authorities.

Net deferred tax assets consist of the following components as of July 31, 2025, and 2024:

	July 31, 2025	July 31, 2024
Net operating carryforward	$(23,304,119)	$(22,767,705)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	4,893,865	4,781,218
Valuation allowance	(4,893,865)	(4,781,218)
Deferred income tax assets	$-	$-

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was designated, issued or outstanding as of July 31, 2025, and 2024.

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

On June 17, 2024, the Company entered into an engagement agreement with a director and granted 125,000 shares of restricted common stock, with term of three years, fully vesting over a three-year period on a monthly basis. The Company valued the restricted common stock in amount of $124,988 at market price on grant date. During the years ended July 31, 2025, and 2024, the Company recognized stock-based compensation of $6,944 and $3,472, respectively. On September 24,2024, the employee resigned.

During the year ended July 31,2025, the Company issued 1,325,000 shares of restricted common stock at prices of $0.50 and $2.00 per share for an aggregate amount of $1,225,000 in cash.

As of July 31, 2025, and 2024, there were 52,735,000 shares and 51,410,000 shares of common stock issued and 46,735,000 shares and 45,410,000 shares of common stock outstanding, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of July 31, 2025, and 2024, the Company had 6,000,000 shares of treasury stock valued at $600.

Common stock to be issued

On June 3, 2025, the Company entered into a subscription agreement for 50,000 shares of restricted common stock with price of $2.00 per share for the amount of $100,000 in cash. The Company obtained the amount of $100,000 before ending July 31, 2025, and the shares were issued on September 9,2025.

Stock Option

On June 17, 2024, the Company entered into an engagement agreement with an officer and granted stock option of 50,000 shares of common stock, valued at $39,225 with term of three years, exercise price of $1.50 per share, fully vesting in the first year on a monthly basis. During the years ended July 31, 2025, and 2024, the Company recognized stock option expense of $ 6,538 and $3,269, respectively. On September 24,2024, the officer resigned.

The following is a summary of the change in stock option during the year ended July 31, 2025:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, July 31, 2024	50,000	$1.50	2.88
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	(37,502)	(1.50)	(2.73)
Outstanding, July 31, 2025	12,498	$1.50	-

Exercisable options, July 31, 2025	12,498	$1.50	2.13

The intrinsic value of the options as of July 31, 2025, is $0.

The Company determined the stock option to be an equity instrument, to be valued as a level 3 fair value financial instrument valued on a non-recurring basis and utilized the Black-Scholes valuation model.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on historical issuances. Expected volatility is based on the historical stock price volatility of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The expected term is calculated using a simplified method for plain vanilla options.

The Company utilized the following assumptions:

Expected term	2 years
Expected average volatility	187%
Expected dividend yield	-
Risk-free interest rate	4.75%

NOTE 10 – CONCENTRATION

As of July 31, 2025, and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue

	Percentage of Revenue		Percentage of
	Years Ended		Accounts Receivable
	July 31		July 31
	2025	2024	2025	2024
Customer A-related party	47.70%	42.36%	-	-
Customer B	25.37%	-	-	-
Customer C	24.88%	-	100.00%	-
Customer D	1.25%	57.64%	-	-
Total (as a group)	99.20%	100.00%	100.00%	-

Discontinue Revenue

On March 1, 2022, the Company entered in a consulting agreement in the field of Healthcare with a monthly fee of $8,333 with First DP Ventures, LP. The services were performed by a member of the Company’s board of directors pursuant to an Employment Contract. The consulting agreement was terminated on March 29, 2024. During the year  ended July 31, 2024, all discontinued revenue of $66,667 was derived from one customer.

Cost of Revenue

	Percentage of Purchase		Percentage of
	Years Ended		Accounts payable for purchase
	July 31		July 31
	2025	2024	2025	2024
Supplier A-related party	10.62%	-	0.00%	-
Supplier B	10.28%	-	0.00%	-
Supplier C	28.37%	-	-	-
Supplier D	12.66%	-	-	-
Supplier E	21.11%	-	-	-
Supplier F	4.76%	-	100.00%	-
Supplier G	-	65.36%	-	-
Supplier H	-	25.98%	-	-
Total (as a group)	87.80%	91.34%	100.00%	0.00%

Discontinue Cost of Revenue

During the year ended July 31, 2024, the discontinues cost of revenue of $62,743 was for the payroll expenses related to a member of the Company’s board of directors, who performed the consulting services.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company.

We are aware that Jeffrey Kilgore filed a lawsuit on August 28, 2025 in Jefferson County, Texas. Cause No. 25DCCV1693, Jefferson County, Texas; Jeff Kilgore vs. Panamera Holdings Corporation;  the Plaintiff is claiming he is owed certain shares in compensation for services. This claim is disputed and without merit. Kilgore has requested a temporary injunction, and the hearing for same is set for December 4, 2025.  At this point an estimate for possible range of loss cannot be made. The company believes this is without merit, and we intend to vigorously defend against it.

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based upon this review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In August 2025, the Company entered into two subscription agreements with two investors for an aggregate 101,074 shares of restricted common stock at prices of $3.50 and $5.49 per share for an aggregate amount of $535,000 in cash. On September 4,2025, the Company issued 91,074 shares of restricted common stock.

On September 9,20205, the Company issued 50,000 shares of restricted common stock in connection with stock subscription June 3,2025 for amount of $100.000 in cash (Note 9).

During August through October 2025, the Company paid $347,500 in connection with license acquisition (Note 5).

Pursuant to binding Letter of Intent “LOI” agreement dated May 9,2025 (Note 5), on August 1,2025, the Company entered into a license agreement with Rain Cage Carbon, (“Rain Cage”) Inc. for securing exclusive rights to the innovative systems of Rain Cage for use in the U.S and Mexico, including groundbreaking carbon conversion and clean energy technologies. The license fees agreed for (i) up-front licenses fee payment of $4,900,000, (ii) an ongoing license fee of 25% of the net income raised from license’s activities, (ii) grant of 27,000,000 shares of restricted Common Stock. The Company and Rain Cage Carbon entered into a promissory note agreement for payment of up-from license fee of $4,900,000, with initial payment of $500,000 and quarterly payment balance starting October 1,2025, for period of 18 months and interest bearing of 4.9% per annum. On August 1,2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition. At date of filing this Financial Statements, in addition the deposits payment ( Note 5), the Company paid $347,000 to Rain Cage.

