Form 10-Q
period 2025-10-31
Panamera Holdings Corp
filed 2026-02-17
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 79,886,074 shares of common stock outstanding as of February 17, 2026.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2025	2025
Assets
Current Assets:
Cash	$47,888	$85,980
Prepaid expenses	5,026	6,901
Accounts receivable	2,543	2,543
Total Current Assets	55,457	95,424

Non-Current Assets:
Deposit for rent	4,000	4,000
Deposit for license	-	639,645
Operating lease right-of-use asset	54,126	64,450
Total Assets	$113,583	$803,519

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$135,054	$91,206
Short term advance payable	11,653	11,653
Due to related party	-	7,111
Note payable, related party -current portion	3,262,855	-
Operating lease liability - current portion	46,055	45,385
Total Current Liabilities	3,455,617	155,355

Non-current Liability:
Note payable, related party	650,000	-
Operating lease liability	11,941	23,709
Total Liabilities	4,117,558	179,064

Stockholders' Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 79,876,074 shares and 52,735,000 shares issued at October 31, 2025, and July 31, 2025, respectively	7,988	5,274
Additional paid in capital	172,921,332	23,823,900
Treasury stock, at cost: 6,000,000 shares at October 31, 2025, and July 31, 2025, respectively	(600)	(600)
Common stock to be issued,10,000 shares and 50,000 shares at October 31, 2025, and July 31,2025, respectively	35,000	100,000
Accumulated deficit	(176,967,695)	(23,304,119)
Total Stockholders' Equity	(4,003,975)	624,455
Total Liabilities and Stockholders' Equity	$113,583	$803,519

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2025	2024

Revenues -related party	$-	$35,663
Revenues	-	7,905
Total revenues	-	43,568

Cost of revenues	-	18,493
Total cost of revenue	-	18,493

Gross profit	-	25,075

Operating expenses
Professional fees	32,638	144
Research and development expenses	153,400,000	-
General and administration expenses	182,820	114,075
Total operating expenses	153,615,458	114,219

Net loss from operations	(153,615,458)	(89,144)

Other income (expense)
Interest income	1,630	20
Interest expense	(49,748)	(1,937)
Total other expense	(48,118)	(1,917)

Loss from operations before taxes	(153,663,576)	(91,061)

Income tax benefit	-	-

Loss from operations	$(153,663,576)	$(91,061)

Net Loss	$(153,663,576)	$(91,061)

Net loss per common share - basic and diluted	$(2.08)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	73,886,047	45,417,989

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended October 31, 2025

			Additional			Common Stock
	Common Stock		Paid in	Treasury Stock		to be issued		Accumulated
	Shares	Amount	Capital	Shares	Amount	Shares	Amount	Deficit	Total

Balance - July 31, 2025	52,735,000	$5,274	$23,823,900	(6,000,000)	$(600)	50,000	$100,000	$(23,304,119)	$624,455

Issuance common stock for subscription	50,000	5	99,995	-	-	(50,000)	(100,000)	-	-
Issuance common stock for cash	91,074	9	499,991	-	-	-	-	-	500,000
Stock subscriptions for common stock	-	-	-	-	-	10,000	35,000	-	35,000
Imputed interest on related party loans	-	-	146	-	-	-	-	-	146
Restricted common stock for license acquisition	27,000,000	2,700	148,497,300	-	-	-	-	-	148,500,000
Net loss for the period	-	-	-	-	-	-	-	(153,663,576)	(153,663,576)
Balance - October 31, 2025	79,876,074	$7,988	$172,921,332	(6,000,000)	$(600)	10,000	$35,000	$(176,967,695)	$(4,003,975)

For the Three Months Ended October 31, 2024

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - July 31, 2024	51,410,000	$5,141	$22,581,051	(6,000,000)	$(600)	$(22,767,705)	$(182,113)

Imputed interest on related party loan	-	-	1,878	-	-	-	1,878
Restricted stock-based compensation	-	-	6,944	-	-	-	6,944
Stock option compensation	-	-	6,538	-	-	-	6,538
Net loss for the period	-	-	-	-	-	(91,061)	(91,061)
Balance - October 31, 2024	51,410,000	$5,141	$22,596,411	(6,000,000)	$(600)	$(22,858,766)	$(257,814)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	October 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(153,663,576)	$(91,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	146	1,878
Research and development expenses	153,400,000	-
Stock-based compensation	-	13,482
Non-cash lease expenses	10,324	9,692
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	43,848	75,273
Prepaid expenses	1,875	(4,855)
Other receivable	-	(2,519)
Operating lease liabilities	(11,098)	(6,466)
Net Cash Used in Operating Activities	(218,481)	(4,576)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	5,598
Repayment related party loans	(7,111)	(1,600)
Repayment note payable -related party	(347,500)	-
Proceeds from common stock to be issued	35,000	-
Proceeds from common stock issuance	500,000	-
Net Cash Provided by Financing Activities	180,389	3,998

Net change in cash	(38,092)	(578)
Cash, beginning of period	85,980	1,838
Cash, end of period	$47,888	$1,260

Supplemental cash flow information:
Cash paid for interest	$-	$29
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing
Deposit for license applied to note payable -related party	$639,645	$-
Issuance common stock for subscription	$100,000	$-
Issuance restricted common stock as treasury stock- assets acquisition	$-	$2,282,500

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

October 31, 2025

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

The Company are currently seeking new business opportunities with established operating business entities to merge with or to acquire with our primary emphasis in the environmental services industry, emerging innovative technologies led by innovation with integration. The Company’s activities have been limited to its formation and specializing in metals recycling, domestically sourced critical earth materials from recycling CO₂, and energy production.

On August 1, 2025, the Company entered into a license agreement with Rain Cage Carbon, Inc. (“Ranin Cage”) for securing exclusive rights to the innovative systems of Rain Cage for use in the U.S and Mexico, including groundbreaking carbon conversion and clean energy technologies. This will enhance abilities to raise equity capital and specializing in metals recycling, domestically sourced critical earth materials from recycling CO₂, and energy production.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended July 31, 2025, as filed with the SEC on November 25, 2025.

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

When the Company enters into a contract, the Company analyses the services required in the contract in order to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as one single event, the sign-off by both parties that current objectives have been achieved. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied. The company recognizes the  revenue of steel raw material at a point in time, that is which the risks and rewards of ownership of the material transfer from the Company to the customer by issuance invoice according to agreement

Net Loss Per Share of Common Stock

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

For the three months ended October 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three Months Ended
	October 31
	2025	2024
	Shares	Shares
Convertible Debt-related parties	-	68,493
Short term advance payable	11,653	11,653
Unvested common stock option	12,498	10,416
Note payable -related party	5,968	-
	30,119	90,562

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 during the period ended October 31, 2025. The pronouncement had no material impact on the Company’s financials.

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews consolidated financial information for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Consolidated Statements of Operations. Total assets on the Balance Sheets represent our segment assets. Total revenue and net loss represent our results of operations.

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

License Technology

The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized as an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. Assets acquired as part of an asset acquisition that are considered to be in-process research and development (IPR&D) are immediately expensed unless there is an alternative future use in other research and development projects.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2025, the Company has a loss of $153,663,576, an accumulated deficit of $176,967,695. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026.

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

NOTE 4 – ACQUISITION OF LICENSED TECHNOLOGY

On August 1, 2025, the Company entered into a Head License Agreement “Agreement” with an entity” Target” for acquisition a license to certain technologies of Target’s innovation systems for use along pursuing strategic partnership and merger of the Company and Target. The Company will have a license to Target’s system technology for carbon conversion to fullerenes and nanotubes. The consideration license fees agreed (i) one - time up-front payment of $4,900,000, (ii) ongoing license fee of 25% of the net income generated from license’s activities (iii) grant of 27,000,000 shares of restricted common stock of the Company. The Company and Target entered into a promissory note agreement for payment of up-front license fee of $4,900,000, with initial payment of $500,000 and quarterly payment balance starting October 1,2025, for period of 18 months and interest bearing of 4.9% per annum.

During the year ended July 31,2025, the Company made deposits of $639,645 in contraction of license acquisition agreement.

On August 1,2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition.

The Company recognized the fair value of license agreement with consideration of value of 27,000,000 shares of restricted common stock for amount of $148,500,000 issued on August 1,2025 and face value of $4,900,000 note payable for an aggregate amount of $153,400,000.

The transaction was accounted for as an asset acquisition of in process research & development (IPR&D) with no alternative future use. The Company recognized the entire amount of the consideration of $153,400,000 as research and development expenses upon closing the transaction.

NOTE 5 – PROMISSORY NOTE -RELATED PARTY

Pursuant to license agreement dated August 1,2025 (Note 4), the Company entered into a promissory note agreement for payment of up-front license fee of $4,900,000, with initial payment of $500,000 and quarterly payment balance starting October 1,2025, for period of 18 months and interest bearing of 4.9% per annum.

During the three months ended October 31,2025 and the year ended July 31,2025, the Company repaid due of $347,500 and $639,645, respectively. During the three months ended October 31,2025, the Company recognized interest expenses 49,602.

As of October 31,2025, the Company has promissory note payable of $3,912,855 and accrued interest of $49,602.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 13, 2024, the Company entered into an employment agreement with Juan Juarez for the position of Senior Vice President of Finance with an annual salary of $100,000. Mr. Juarez will receive 125,000 shares of restricted common stock of Panamera Holdings Corporation having a 3-year vesting period, he will be entitled to 50,000 three -year stock options at $1.50 per share vesting fully in the first year on a monthly basis. During the three months ended October 31, 2024, the Company recognized salary of $15,000. paid salary of $16,827 and stock -based compensation of $13,482. Mr. Jaurez resigned on September 24,2024.

During the three months ended October 31, 2025, and 2024, related parties financed $0 and $5,598 for operation expenses and repaid related parties’ loan of $7,111 and $1,600, respectively.

During the three months ended October 31, 2025, and 2024, the Company recognized $146 and $1,878 interest on related party balances and imputed in additional paid-in-capital, respectively

During the three months ended October 31,2025, and 20234the Company generated revenues of $0 and $35,663 from sales of material to a company controlled by a related party.

During the three months ended October 31, 2025, and 2024, the Company recognized salary of $50,000 and $50,000 and paid salary of $50,000 and $0 to the Company’s president.

During the three months ended October 31, 2025, and 2024, the Company recognized and paid $65,500 and $0 management fees to the Company’s Chief Executive Officer, respectively.

During the three months ended October 31,2025 and 2024, the Company recolonized and paid salary of $12,000 and $0 to the Company’s Chief Financial Officer, respectively.

Pursuant to terms and condition license agreement dated August 1,2025 (Note 4), the Company entered into a promissory note agreement of $4,900,000 with Licensor (Noteholder) for period of 18 months and interest bearing of 4.9% per annum. On August 1,2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition to Licensor (Noteholder), valued at $148,500,000. By issuance of the shares, the Noteholder became related party. During the three months ended October 31,2025, the Company repaid due of $347,500 and recognized interest expenses 49,602.

As of October 31, 2025, and July 31, 2025, the Company was obliged for unsecure, non-interest-bearing demand loans to four related parties, with balances of $0 and $7,111 respectively. On June 2, 2023, the Company’s Board of Directors approved and authorized any debt holder in the Company to voluntarily convert their debt into Controlled and Restricted shares of common stock at a conversion price of $1.00 per share within a 5-day period following receipt of notice from the Company in either electronic, verbal, or written form.

Note 7 – LEASE

On July 1, 2024, the Company entered into an operating lease for the office, with the term of 31 months, monthly lease expenses of $4,000 with condition the first two months free rent.

For the three months ended October 31, 2025, and 2024, right-of-use asset and lease information about the Company’s operating lease consist of:

The components of lease expense were as follows:

	Three Months Ended
	October 31,
	2025	2024
Operating lease cost	$12,000	$8,000
Variable lease cost	(774)	3,226
Total lease cost	$11,226	$11,226

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	October 31,
	2025	2024
Cash paid for operating cash flows from operating leases	$12,000	$8,000
Right-of-use asset obtained in exchange for new operating lease liabilities	$-	$107,370

Weighted-average discount rate — operating leases	5.88%	5.88%
Weighted-average remaining lease term - operating leases (year)	1.25	2.25

Supplemental balance sheet information related to leases consists of:

	October 31,	July 31,
	2025	2025
Operating lease right-of-use asset	$54,126	$64,450
Operating lease liabilities:
Current portion	46,055	$45,385
Non-current portion	11,941	23,709
	$57,996	$69,094

The following table outlines the maturities of our lease liabilities as of October 31, 2025:

Year ending Jul 31,
2026 (excluding the three months ended October 31, 2025)	$36,000
2027	24,000
Thereafter	-
$60,000
Less imputed interest	(2,004)
Operating lease liabilities	$57,996

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of October 31, 2025, and July 31, 2025.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

On June 17, 2024, the Company entered into an engagement agreement with a director and granted 125,000 shares of restricted common stock, with term of three years, fully vesting over a three-year period on a monthly basis. The Company valued the restricted common stock in amount of $124,988 at market price on grant date. During the three months ended October 31, 2024, the Company recognized stock-based compensation of $6,944. On September 24,2024, the employee resigned

During the three months ended October 31,2025, the Company issued 91,074 shares of restricted common stock at price of $5.49 per share for an amount of $500,000 in cash.

During the three months ended October 31,2025, the Company issued 50,000 shares of restricted common stock at price of $2.00 per share to settle the stock subscription payable of $100,000.

During the three months ended October 31,2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition, valued at $148,500,000 (Note 4).

As of October 31, 2025, and July 31, 2025, there were 79,876,074 shares and 52,735,000 shares of common stock issued and 73,876,074shares and 46,735,000 shares of common stock outstanding, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of October 31, 2025, and July 31, 2025, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

Common stock to be issued

On August 4, 2025, the Company entered into a subscription agreement for 10,000 shares of restricted common stock with price of $3.50 per share for the amount of $35,000 in cash. On August 6,2025, the Company obtained the amount of $35,000 and the shares were issued on December 4,2025.

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

The following is a summary of the change in stock option during the three months ended October 31, 2025:

	Options Outstanding		Weighted
	Number of	Weighted Average Exercise	Average Remaining life
	Options	Price	(years)

Outstanding, July 31, 2025	12,498	$1.50	2.13
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, October 31, 2025	12,498	$1.50	1.63

Exercisable options, October 31, 2025	12,498	$1.50	1.63

The intrinsic value of the options as of October 31, 2025, is $81,737.

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

NOTE 9 – CONCENTRATION

As of October 31, 2025, and July 31,2025 and for three months ended October 31, 2025, and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Revenue

	Percentage of Revenue		Percentage of
	Three Months Ended		Accounts Receivable
	October 31		October 31	July 31
	2025	2024	2025	2025
Customer A -related party	-	81.86%	-	-
Customer B	-	6.73%	-	100.00%
Total (as a group)	-	88.59%	-	100.00%

Cost of Revenue

	Percentage of Purchase		Percentage of
	Three Months Ended		Accounts Payable for Purchase
	October 31		October 31	July 31
	2025	2024	2025	2025
Supplier A	-	-	-	100.00%
Total (as a group)	-	-	-	100.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company.

We are aware that Jeffrey Kilgore filed a lawsuit on August 28, 2025, in Jefferson County, Texas. Cause No. 25DCCV1693, Jefferson County, Texas; Jeff Kilgore vs. Panamera Holdings Corporation; the Plaintiff is claiming he is owed certain shares in compensation for services. This claim is disputed and without merit. Kilgore has requested a temporary injunction, and the hearing for same is set for January 22, 2026.  At this point an estimate for possible range of loss cannot be made. The company believes this is without merit, and we intend to vigorously defend against it.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation unless noted below, no material events have occurred that require disclosure.

On December 4,2025, the Company issued 10,000 shares of common stock in connection with subscription agreements of $35,000 (Note 8).

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

General Overview

We were incorporated under the laws of the State of Nevada on May 20, 2014. Effective October 21, 2021, the Company changed its name from Panamera Healthcare Corporation to Panamera Holdings Corporation and increased the number of authorized shares from 200,000,000 shares to 600,000,000 shares, par value $0.0001per share, of which 550,000,000 were common stock and 50,000,000 preferred stock.

Prior management intended to offer management and consulting services to healthcare organizations, but current management have redirected our efforts now to pursuing business opportunities including but not limited to the environmental services industry, emerging innovative technologies. To date, the Company’s activities have been limited to its formation and the raising of equity capital and providing consulting services and activities in the scrap metal business.

Our Current Business

We are currently seeking new business opportunities with established operating business entities to merge with or to acquire with our primary emphasis in the environmental services industry, emerging innovative technologies led by innovation with integration. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge with us. On August 1, 2025, we entered into an agreement with Rain Cage Carbon, Inc. to provide carbon capture capabilities to coal and other types of energy plants.  This will enhance abilities to raise equity capital and specializing in metals recycling, domestically sourced critical earth materials from recycling CO₂, and energy production.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period ended October 31, 2025, which are included herein.

Our operating results for the three months ended October 31, 2025, and 2024 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended October 31, 2025, and 2024

	Three Months Ended
	October 31,
	2025	2024	Changes
Revenues	$-	$43,568	$(43,568)
Cost of revenues	-	18,493	(18,493)
Operating expenses	153,615,458	114,219	153,501,239
Other expenses	48,118	1,917	46,201
Net loss from continuing operations	$153,663,576	$91,061	$153,572,515

During the three months ended October 31, 2025, and 2024, we generated $0 and $43,568 of revenues, respectively. The revenues are related to sales of raw materials.

During the three months ended October 31, 2025, and 2024, the cost of revenues was $0 and $18,493, respectively. The cost of revenues is related to cost of raw material, handling and transportation.

Operating expenses for the three months ended October 31, 2025, and 2024 were $153,615,458 and $114,219, respectively. For the three months ended October 31, 2025, and 2024, the operating expenses were primarily attributed to research and development expenses of $153,400,000 and $0, professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $32,638 and $144 and general and administrative expenses of $182,820 and $114,075, respectively.

Pursuant to acquisition of licensed technology agreement dated August 1,2025, the Company accounted the transaction for as an asset acquisition of in process research & development (IPR&D) with no alternative future use. The Company recognized the entire amount of the consideration of $153,400,000 as research and development expenses upon closing the transaction.

Other expenses for the three months ended October 31, 2025, and 2024, represent primarily interest expenses of $146 and $1,878 to our related parties, on funds advanced to the Company, interest expenses of $49,602 and $0 in connection with note payable, other interest expenses of $0 and $59 and interest income of $1,630 and $20, respectively.

Liquidity and Capital Resources

Balance Sheet Data:

	October 31, 2025	July 31, 2025
Cash	$47,888	$85,980
Current Assets	55,457	95,424
Current Liabilities	3,455,617	155,355
Working Capital (Deficiency)	$(3,400,160)	$(59,931)

As of October 31, 2025, our current assets were $55,457 and our current liabilities were $3,455,617 which resulted in working capital deficiency of $3,400,160. As of October 31, 2025, current assets were comprised of $47,888 in cash, $5,026 in prepaid expenses and $2,543 in accounts receivable compared to $85,980 in cash, $6,901 in prepaid expenses and $2.543 in accounts receivable as of July 31, 2025. As of October 31, 2025, current liabilities were comprised of $135,054 in accounts payable and accrued liabilities, $11,653 in short - term advance payable, $46,055 in operating lease liabilities - current portion and $3,262,855 in note payable -current portion compared to $91,206 in accounts payable and accrued liabilities $11,653 in short-term advances payable, $7,111 in due to related parties and $45,385 in operating lease liabilities - current portion as of July 31, 2025.

As of October 31, 2025, our working capital (deficiency) increased by $3,340,229 from a $59,931 working capital deficiency at July 31, 2025, to $3,400,160 of working capital deficiency at October 31, 2025, primarily due to a decrease in current assets of $39,967 and an increase in current liabilities of $3,300,262.

Cash Flow Data:

	Three Months Ended
	October 31,
	2025	2024	Changes
Cash Flows used in Operating Activities	$(218,481)	$(4,576)	$(213,905)
Cash Flows provided by Financing Activities	$180,389	$3,998	$176,391
Net Change in Cash During Period	$(38,092)	$(578)	$(37,514)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2025, net cash flows used in operating activities were $218,481 consisting of a net loss of $153,663,576, reduced by research and development expenses -license  of $153,400,000, imputed interest on related party’s loan of $146, non-cash lease expenses of $10,324 and a net change in working capital of $34,625.

For the three months ended October 31, 2024, net cash flows used in operating activities were $4,576, consisting of a net loss of $91,061, reduced by imputed interest on related parties’ loan of $1,878, stock - based compensation of $13,482, non-cash lease expenses of $9,692 and a net change in working capital of $61,433.

Cash Flows from Investing Activities

 For the three months ended October 31, 2025, and 2024, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

We have financed our operations with loans from related parties and stock subscription. For the three months ended October 31,2025 and 2024, we received $0 and $5,598 from advances to pay certain operation expenses from related party loans, and repaid $7,111 and $1,600 to the related party, respectively.

During the three months ended October 31,2025, we issued 91,074 shares of restricted common stock at prices of $5.49 per share for an amount of $500,000 in cash.

During the three months ended October 31, 2025, we received $35,000 from one investor for purchasing 10,000 shares of restricted common stock of the Company at a price of $3.50 per share.

During the three months ended October 31,2025, we repaid partial note payable for amount of $347,500.

Going Concern

As of October 31, 2025, our company had a net loss of $153,663,576 and an accumulated deficit of $176,967,695. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are aware that Jeffrey Kilgore filed a lawsuit on August 28, 2025, in Jefferson County, Texas.  Cause No. 25DCCV1693, Jefferson County, Texas; Jeff Kilgore vs. Panamera Holdings Corporation; the Plaintiff is claiming he is owed certain shares in compensation for services. This claim is disputed and without merit. Kilgore has requested a temporary injunction, and the hearing for same is set for January 22, 2026.  At this point an estimate for possible range of loss cannot be made. The company believes this is without merit, and we intend to vigorously defend against it. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our Company.

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 4,2025, the Company issued 91,074 shares of restricted common stock at prices of $5.49 per share for an amount of $500,000 in cash.

On September 9,2025, the Company issued 50,000 shares of restricted common stock at prices of $2.00 per share to settle the stock subscription payable of $100,000.

During the three months ended October 31,2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition (Note 4).

On August 1, 2025, the Company entered into a Head License Agreement “Agreement” with an entity” Target” for acquisition license of Target’s innovation systems for use along pursuing strategic partnership and merger of the Company and Target. The Company will have a license to Target’s system technology for carbon conversion to fullerenes and nanotubes. The consideration license fees agreed (i) one - time up-front payment of $4,900,000, (ii) ongoing license fee of 25% of the net income generated from license’s activities (iii) grant of 27,000,000 shares of restricted common stock of the Company. On August 1,2025, the Company issued 27,000,000 shares of restricted common stock in connection with executed the license acquisition and it was valued at $ 148,500,00.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 26, 2014)
(10)	Material Agreement
10.1

Head License Agreement with Rain Carbon, Inc. (Rain Cage) date August 1,2025 for securing exclusive rights to the innovative systems of Rain Cage for use in the U.S and Mexico, including groundbreaking carbon conversion and clean energy technologies (Incorporated by reference to our Registration Statement on Form 8-K filed on August 7,2025)

(14)	Code of Ethics
14.1	Code of Ethics for Directors, Officers, and Employees (incorporated by reference to exhibit 14.1 in our Registration Statement on Form S-1 filed on September 26, 2014)
14.2	Code of Ethics for CEO And Senior Financial Officers (incorporated by reference to exhibit 14.2 in our Registration Statement on Form S-1 filed on September 26, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes -Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes -Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: February 17, 2026	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

