Form 10-Q
period 2026-01-31
Panamera Holdings Corp
filed 2026-03-23
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

(Former name, former address and former fiscal year, if changed since last report) Securities registered pursuant to Section 12(b) of the Act:do

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 79,886,074 shares of common stock outstanding as of March 23, 2026.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2026	2025
Assets
Current Assets:
Cash	$17,061	$85,980
Prepaid expenses	7,151	6,901
Accounts receivable	57,043	2,543
Total Current Assets	81,255	95,424

Non-Current Assets:
Deposit for rent	-	4,000
Deposit for license	-	639,645
Operating lease right-of-use asset	43,638	64,450
Total Assets	$124,893	$803,519

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$292,225	$91,206
Short term advance payable	11,653	11,653
Due to related party	-	7,111
Note payable, related party	3,904,855	-
Operating lease liability - current portion	46,734	45,385
Total Current Liabilities	4,255,467	155,355

Non-current Liability:
Operating lease liability	-	23,709
Total Liabilities	4,255,467	179,064

Stockholders’ Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 79,886,074 shares and 52,735,000 shares issued at January 31, 2026, and July 31, 2025, respectively	7,989	5,274
Additional paid in capital	172,956,331	23,823,900
Treasury stock, at cost: 6,000,000 shares at January 31, 2026, and July 31, 2025, respectively	(600)	(600)
Common stock to be issued,0 shares and 50,000 shares at January 31, 2026, and July 31,2025, respectively	-	100,000
Accumulated deficit	(177,094,294)	(23,304,119)
Total Stockholders’ Equity (Deficit)	(4,130,574)	624,455
Total Liabilities and Stockholders’ Equity (Deficit)	$124,893	$803,519

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

Revenues -related party	$-	$39,231	$-	$74,894
Revenues	139,500	-	139,500	7,905
Total revenues	139,500	39,231	139,500	82,799

Cost of revenues -related party	-	20,750	-	20,750
Cost of revenues	54,900	-	54,900	18,493
Total cost of revenue	54,900	20,750	54,900	39,243

Gross profit	84,600	18,481	84,600	43,556

Operating expenses
Professional fees	36,785	26,508	69,423	26,652
Research and development expenses	-	-	153,400,000	-
General and administration expenses	126,456	90,078	309,276	204,153
Total operating expenses	163,241	116,586	153,778,699	230,805

Net loss from operations	(78,641)	(98,105)	(153,694,099)	(187,249)

Other income (expense)
Interest income	110	61	1,740	81
Interest expense	(48,068)	(1,971)	(97,816)	(3,908)
Total other expense	(47,958)	(1,910)	(96,076)	(3,827)

Loss from operations before taxes	(126,599)	(100,015)	(153,790,175)	(191,076)

Income tax benefit	-	-	-	-

Loss from operations	$(126,599)	$(100,015)	$(153,790,175)	$(191,076)

Net Loss	$(126,599)	$(100,015)	$(153,790,175)	$(191,076)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(2.08)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	73,896,490	45,519,341	73,891,269	45,468,926

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended January 31, 2026

			Additional			Common Stock
	Common Stock		Paid in	Treasury Stock		to be issued		Accumulated
	Shares	Amount	Capital	Shares	Amount	Shares	Amount	Deficit	Total

Balance - July 31, 2025	52,735,000	$5,274	$23,823,900	(6,000,000)	$(600)	50,000	$100,000	$(23,304,119)	$624,455

Issuance common stock for subscription	50,000	5	99,995	-	-	(50,000)	(100,000)	-	-
Issuance common stock for cash	91,074	9	499,991	-	-	-	-	-	500,000
Stock subscriptions for common stock	-	-	-	-	-	10,000	35,000	-	35,000
Imputed interest on related party loans	-	-	146	-	-	-	-	-	146
Restricted common stock for license acquisition	27,000,000	2,700	148,497,300	-	-	-	-	-	148,500,000
Net loss for the period	-	-	-	-	-	-	-	(153,663,576)	(153,663,576)
Balance - October 31, 2025	79,876,074	7,988	172,921,332	(6,000,000)	(600)	10,000	35,000	(176,967,695)	(4,003,975)

Issuance common stock for subscription	10,000	1	34,999	-	-	(10,000)	(35,000)	-	-
Net loss for the period	-	-	-	-	-	-	-	(126,599)	(126,599)
Balance - January 31, 2026	79,886,074	$7,989	$172,956,331	(6,000,000)	$(600)	-	$-	$(177,094,294)	$(4,130,574)

For the Three and Six Months Ended January 31, 2025

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - at July 31, 2024	51,410,000	$5,141	$22,581,051	(6,000,000)	$(600)	$(22,767,705)	$(182,113)

Imputed interest on related party loan	-	-	1,878	-	-	-	1,878
Restricted stock-based compensation	-	-	6,944	-	-	-	6,944
Stock option compensation	-	-	6,538	-	-	-	6,538
Net loss for the period	-	-	-	-	-	(91,061)	(91,061)
Balance - at October 31, 2024	51,410,000	$5,141	$22,596,411	(6,000,000)	$(600)	$(22,858,766)	$257,814)

Imputed interest on related party loan	-	-	1,884	-	-	-	1,884
Issuance common stock for cash	100,000	10	49,990	-	-	-	50,000
Net loss for the period	-	-	-	-	-	(100,015)	(100,015)
Balance - at January 31, 2025	51,510,000	$5,151	$22,648,285	(6,000,000)	$(600)	$(22,958,781)	$(305,945)

 The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	January 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(153,790,175)	$(191,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	146	3,762
Research and development expenses	153,400,000	-
Stock-based compensation	-	13,482
Non-cash lease expenses	20,812	19,539
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	201,019	130,718
Accounts payable-related party	-	1,650
Accounts receivable	(54,500)	-
Prepaid expenses	3,750	(596)
Other receivable	-	(1,679)
Operating lease liabilities	(22,360)	(17,087)
Net Cash Used in Operating Activities	(241,308)	(41,287)

Cash Flows from Financing Activities:
Repayment related party loans	(7,111)	(10,000)
Repayment note payable -related party	(355,500)	-
Proceeds from common stock issuance	535,000	50,000
Net Cash Provided by Financing Activities	172,389	40,000

Net change in cash	(68,919)	(1,287)
Cash, beginning of period	85,980	1,838
Cash, end of period	$17,061	$551

Supplemental cash flow information:
Cash paid for interest	$-	$59
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing
Reclassified cash deposits for license to note payable -related party	$639,645	$-
Issuance common stock for subscription	$100,000	$-
Related party debt issued for payment of accounts payable	$-	$11,398

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

January 31, 2026

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

Accounts Receivable

Accounts receivables are recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 310, ”Receivables.” Accounts receivables are recorded at the invoiced amount or agreement and do not bear interest. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

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

For the six months ended January 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Six Months Ended
	January 31
	2026	2025
	Shares	Shares
Convertible Debt-related parties	-	65,893
Short term advance payable	11,653	11,653
Unvested common stock option	12,498	12,498
Note payable -related party	12,607	-
	36,758	90,044

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 during the period ended January 31, 2026. The pronouncement had no material impact on the Company’s financials.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2026, the Company has a loss of $153,790,175, an accumulated deficit of $177,094,294. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026.

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

During the six months ended January 31,2026 and the year ended July 31,2025, the Company repaid due of $355,500 and $639,645, respectively. During the six months ended January 31,2026, the Company recognized interest expenses of $97,670.

As of January 31,2026, the Company has promissory note payable of $3,904,855 and accrued interest of $97,670.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 13, 2024, the Company entered into an employment agreement with Juan Juarez for the position of Senior Vice President of Finance with an annual salary of $100,000. Mr. Juarez will receive 125,000 shares of restricted common stock of Panamera Holdings Corporation having a 3-year vesting period, he will be entitled to 50,000 three -year stock options at $1.50 per share vesting fully in the first year on a monthly basis. During the six months ended January 31, 2025, the Company recognized salary of $15,000. paid salary of $16,827 and stock -based compensation of $13,482. Mr. Jaurez resigned on September 24,2024.

During the six months ended January 31, 2026, and 2025 related parties financed $0 and $11,398 for operation expenses and repaid related parties’ loan of $7,111 and $10,000, respectively.

During the six months ended January 31, 2026, and 2025, the Company recognized $146 and $3,762 interest on related party balances and imputed in additional paid-in-capital, respectively

During the six months ended January 31, 2025, and 2025, the Company generated revenues of $0 and $74,894 from sales of material to a company controlled by a related party.

During the six months ended January 31, 2026 and 2025, the Company incurred cost of revenues of $0 and $20,750 from services rendered by a subcontractor controlled by a related party.

During the six months ended January 31, 2026, and 2025, the Company recognized salary of $100,000 and $100,000 and paid salary of $75,000 and $78,500 to the Company’s president.

During the six months ended January 31, 2026, and 2025, the Company recognized and paid $78,200 and $0 management fees to the Company’s Chief Executive Officer, respectively.

During the six months ended January 31, 2026 and 2025, the Company recolonized salary of $24,000 and $0 and paid salary of $20,000 and $0 to the Company’s Chief Financial Officer, respectively.

As of January 31, 2026, and July 31, 2025, the Company was obliged for unsecure, non-interest-bearing demand loans to one related party, with balances of $0 and $7,111 respectively.

Pursuant to terms and condition license agreement dated August 1, 2025 (Note 4), the Company entered into a promissory note agreement of $4,900,000 with Licensor (Noteholder) for period of 18 months and interest bearing of 4.9% per annum. On August 1,2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition to Licensor (Noteholder), valued at $148,500,000. By issuance of the shares, the Noteholder became related party. During the six months ended January 31, 2026, the Company repaid due of $355,500 and recognized interest expenses of $97,670.

As of January 31, 2026, and July 31, 2025, the Company was obliged for unsecure, non-interest-bearing demand loans to a related party, with balances of $0 and $7,111 respectively. On June 2, 2023, the Company’s Board of Directors approved and authorized any debt holder in the Company to voluntarily convert their debt into Controlled and Restricted shares of common stock at a conversion price of $1.00 per share within a 5-day period following receipt of notice from the Company in either electronic, verbal, or written form.

Note 7 – LEASE

On July 1, 2024, the Company entered into an operating lease for the office, with the term of 31 months, monthly lease expenses of $4,000 with condition the first two months free rent.

For the three and six months ended January 31, 2026, and 2025, right-of-use asset and lease information about the Company’s operating lease consist of:

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Operating lease cost	$12,000	$12,000	$24,000	$20,000
Variable lease cost	(774)	(774)	(1,548)	2,452
Total lease cost	$11,226	$11,226	$22,452	$22,452

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	January 31,
	2026	2025
Cash paid for operating cash flows from operating leases	$24,000	$20,000

Weighted-average discount rate — operating leases	5.88%	5.88%
Weighted-average remaining lease term - operating leases (year)	1.00	2.00

Supplemental balance sheet information related to leases consists of:

	January 31,	July 31,
	2026	2025
Operating lease right-of-use asset	$43,638	$64,450
Operating lease liabilities:
Current portion	46,734	$45,385
Non-current portion	-	23,709
	$46,734	$69,094

The following table outlines the maturities of our lease liabilities as of January 31, 2026:

Year ending Jul 31,
2026 (excluding the six months ended January 31, 2026)	$24,000
2027	24,000
Thereafter	-
$48,000
Less imputed interest	(1,266)
Operating lease liabilities	$46,734

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of January 31, 2026, and July 31, 2025.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

On June 17, 2024, the Company entered into an engagement agreement with a director and granted 125,000 shares of restricted common stock, with term of three years, fully vesting over a three-year period on a monthly basis. The Company valued the restricted common stock in amount of $124,988 at market price on grant date. During the six months ended January 31, 2025, the Company recognized stock-based compensation of $6,944. On September 24,2024, the employee resigned.

During six months ended January 31, 2025, the Company issued 100,000 shares of restricted common stock at price of $0.50 per share for an amount of $50,000 in cash.

During the six months ended January 31, 2026, the Company issued 101,074 shares of restricted common stock at price of $ 3.50 - $5.49 per share for an amount of $535,000 in cash.

During the six months ended January 31, 2026, the Company issued 50,000 shares of restricted common stock at price of $2.00 per share to settle the stock subscription payable of $100,000.

During the six months ended January 31, 2026, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition, valued at $148,500,000 (Note 4).

As of January 31, 2026, and July 31, 2025, there were 79,886,074 shares and 52,735,000 shares of common stock issued and 73,886,074 shares and 46,735,000 shares of common stock outstanding, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of January 31, 2026, and July 31, 2025, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

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

The following is a summary of the change in stock option during the six months ended January 31, 2026:

	Options Outstanding		Weighted
	Number of	Weighted Average Exercise	Average Remaining life
	Options	Price	(years)

Outstanding, July 31, 2025	12,498	$1.50	2.13
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, January 31, 2026	12,498	$1.50	1.38

Exercisable options, January 31, 2026	12,498	$1.50	1.38

The intrinsic value of the options as of January 31, 2026, is $65,490.

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

The Company utilized the following assumptions on grant date of June 17, 2024:

Expected term	2 years
Expected average volatility	187%
Expected dividend yield	-
Risk-free interest rate	4.75%

NOTE 9 – CONCENTRATION

As of January 31, 2026, and July 31,2025 and for six months ended January 31, 2026, and 2025, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Revenue

	Percentage of Revenue		Percentage of
	Six Months Ended		Accounts Receivable
	January 31		January 31	July 31
	2026	2025	2026	2025
Customer A -related party	-	90.45%	-	-
Customer B	100.00%	-	95.54%	-
Customer C	-	3.54%	4.46%	100.00%
Total (as a group)	100.00%	93.99%	100.00%	100.00%

Cost of Revenue

	Percentage of Purchase		Percentage of
	Six Months Ended		Accounts Payable for Purchase
	January 31		January 31	July 31
	2026	2025	2026	2025
Supplier A -related party	-	52.88%	-	-%
Supplier B	-	-	9.93%	100.00%
Supplier C	-	47.12%	-	-
Supplier D	100.00%	-	90.07%	-
Total (as a group)	100.00%	100.00%	100.00	100.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company.

We are aware that Jeffrey Kilgore filed a lawsuit on August 28, 2025, in Jefferson County, Texas. Cause No. 25DCCV1693, Jefferson County, Texas; Jeff Kilgore vs. Panamera Holdings Corporation; the Plaintiff is claiming he is owed certain shares in compensation for services. This claim is disputed and without merit. Kilgore has requested a temporary injunction, and the hearing for same was set for January 22, 2026, then after it was postponed with new date to be set later. At this point an estimate for possible range of loss cannot be made. The company believes this is without merit, and we intend to vigorously defend against it.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period ended January 31, 2026, which are included herein.

Our operating results for the six months ended January 31, 2026, and 2025 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended January 31, 2026, and 2025

	Three Months Ended
	January 31,
	2026	2025	Changes
Revenues	$139,500	$39,231	$100,269
Cost of revenues	54,900	20,750	34,150
Operating expenses	163,241	116,586	46,655
Other expenses	47,958	1,910	46,048
Net loss from operations	$126,599	$100,015	$26,584

During the three months ended January 31, 2026, and 2025, we generated $139,500 and $39,231 revenues related to sales of raw materials, respectively. During the three months ended January 31, 2026, and 2025, the revenues consist of $0 and $39,231 sales of raw material to a company controlled by a related party, respectively.

During the three months ended January 31, 2026, and 2025, the cost of revenues was $54,900 and $20,750 related to raw material, handling and transportation, respectively. During the three months ended January 31, 2026, and 2025, the cost of revenues consists of $0 and $20,750 related to purchase of raw material from a company controlled by a related party, respectively.

Operating expenses for the three months ended January 31, 2026, and 2025 were $163,241 and $116,586, respectively. For the three months ended January 31, 2026, and 2025, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $36,785 and $26,508 and general and administrative expenses of $126,456 and $90,078, respectively.

Other expenses for the three months ended January 31, 2026, and 2025, represent primarily interest expenses of $0 and $1,884 to our related parties, on funds advanced to the Company, interest expenses of $48,068 and $0 in connection with note payable, other interest expenses of $0 and $87 and interest income of $110 and $61, respectively.

Results of Operations for the six months ended January 31, 2026, and 2025

	Six Months Ended
	January 31,
	2026	2025	Changes
Revenues	$139,500	$82,799	$56,701
Cost of revenues	54,900	39,243	15,657
Operating expenses	153,778,699	230,805	153,547,894
Other expenses	96,076	3,827	92,249
Net loss	$153,790,175	$191,076	$153,599,099

During the six months ended January 31, 2026, and 2025, we generated $139,500 and 82,799 revenues related to sales of raw materials, respectively. During the six months ended January 31, 2026, and 2025, the revenues consist of $0 and $74,894 sales of raw material to a company controlled by a related party, respectively.

During the six months ended January 31, 2026, and 2025, the cost of revenues was $54,900 and $39,243 related to raw material, handling and transportation, respectively. During the six months ended January 31, 2026, and 2025, the cost of revenues consists of $0 and $20,750 related to purchase of raw material from a company controlled by a related party, respectively.

Operating expenses for the six months ended January 31, 2026, and 2025 were $153,778,699 and $230,805, respectively. For the six months ended January 31, 2026, and 2025, the operating expenses were primarily attributed to research and development expenses of $153,400,000 and $0, professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $69,423 and $26,652 and general and administrative expenses of $309,276 and $204,153, respectively.

Pursuant to acquisition of licensed technology agreement dated August 1,2025, the Company accounted the transaction for as an asset acquisition of in process research & development (IPR&D) with no alternative future use. The Company recognized the entire amount of the consideration of $153,400,000 as research and development expenses upon closing the transaction

Other expenses for the six months ended January 31, 2026, and 2025, represent primarily interest expenses of $146 and $3,762 to our related parties, on funds advanced to the Company, interest expenses of $97,670 and $0 in connection with note payable, other interest expenses of $0 and $146 and interest income of $1,740 and $81, respectively.

Liquidity and Capital Resources

Balance Sheet Data:

	January 31, 2026	July 31, 2025
Cash	$17,061	$85,980
Current Assets	81,255	95,424
Current Liabilities	4,255,467	155,355
Working Capital (Deficiency)	$(4,174,212)	$(59,931)

As of January 31, 2026, our current assets were $81,255 and our current liabilities were $4,255,467 which resulted in working capital deficiency of $4,174,212. As of January 31, 2026, current assets were comprised of $17,061 in cash, $7,151 in prepaid expenses and $57,043 in accounts receivable compared to $85,980 in cash, $6,901 in prepaid expenses and $2.543 in accounts receivable as of July 31, 2025. As of January 31, 2026, current liabilities were comprised of $292,225 in accounts payable and accrued liabilities, $11,653 in short - term advance payable, $46,734 in operating lease liabilities and $3,904,855 in note payable -related party compared to $91,206 in accounts payable and accrued liabilities $11,653 in short-term advances payable, $7,111 in due to related parties and $45,385 in operating lease liabilities - current portion as of July 31, 2025.

As of January 31, 2026, our working capital (deficiency) increased by $4,114,281 from a $59,931 working capital deficiency at July 31, 2025, to $4,174,212 of working capital deficiency at January 31, 2026, primarily due to a decrease in current assets of $14,169 and an increase in current liabilities of $4,100,112.

Cash Flow Data:

	Six Months Ended
	January 31,
	2026	2025	Changes
Cash Flows used in Operating Activities	$(241,308)	$(41,287)	$(200,021)
Cash Flows provided by Financing Activities	$172,389	$40,000	$132,389
Net Change in Cash During Period	$(68,919)	$(1,287)	$(67,632)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2026, net cash flows used in operating activities were $241,308, consisting of a net loss of $153,790,175, reduced by research and development expenses -license of $153,400,000, imputed interest on related party’s loan of $146, non-cash lease expenses of $20,812 and a net change in working capital of $127,909.

For the six months ended January 31, 2025, net cash flows used in operating activities were $41,287, consisting of a net loss of $191,076, reduced by imputed interest on related parties’ loan of $3,762, stock - based compensation of $13,482, non-cash lease expenses of $19,539 and a net change in working capital of $113,006.

Cash Flows from Investing Activities

For the six months ended January 31, 2026, and 2025, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

We have financed our operations with loans from related parties and stock subscription.

For the six months ended January 31,2026 and 2025, we received $0 and $0 from advances to pay certain operation expenses from related party loans, and repaid $7,111 and $10,000 to the related party, respectively.

During six months ended January 31,2025, we received $50,000 from an investor for purchasing 100,000 shares of restricted common stock of the Company at a price of $0.50 per share.

During six months ended January 31,2026, we received an aggregate amount of $535,000 from two investors for purchasing 101,074 shares of restricted common stock of the Company at a price of $3.50 -$5.49 per share.

During the six months ended January 31,2026, we repaid partial note payable for amount of $355,500.

Going Concern

As of January 31, 2026, our company had a net loss of $153,790,175 and an accumulated deficit of $177,094,294. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are aware that Jeffrey Kilgore filed a lawsuit on August 28, 2025, in Jefferson County, Texas. Cause No. 25DCCV1693, Jefferson County, Texas; Jeff Kilgore vs. Panamera Holdings Corporation; the Plaintiff is claiming he is owed certain shares in compensation for services. This claim is disputed and without merit. Kilgore has requested a temporary injunction, and the hearing for same is set for January 22, 2026, then after it was postponed with new date to be set later. At this point an estimate for possible range of loss cannot be made. The company believes this is without merit, and we intend to vigorously defend against it. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our Company.

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1.2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition (Financial Statements, Note 4).

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

On December 4,2025, the Company issued 10,000 shares of restricted common stock at prices of $3.50 per share for an amount of $35,000 in cash.

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: March 23, 2026	By:	/s/ T. Benjamin Jennings
T. Benjamin Jennings
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 23, 2026	By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, Director
(Principal Financial/Accounting Officer)