Form 10-Q
period 2026-04-30
Panamera Holdings Corp
filed 2026-06-22
CIK 1620749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 79,886,074 shares of common stock outstanding as of June 22, 2026.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERA HOLDINGS CORPORATION

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2026	2025
Assets
Current Assets:
Cash	$46	$85,980
Prepaid expenses	5,276	6,901
Accounts receivable	57,043	2,543
Total Current Assets	62,365	95,424

Non-Current Assets:
Deposit for rent	-	4,000
Deposit for license	-	639,645
Operating lease right-of-use asset	32,984	64,450
Total Assets	$95,349	$803,519

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$362,924	$91,206
Short term advance payable	11,653	11,653
Due to related party	27,700	7,111
Note payable, related party	3,904,855	-
Operating lease liability - current portion	35,306	45,385
Total Current Liabilities	4,342,438	155,355

Non-current Liability:
Operating lease liability	-	23,709
Total Liabilities	4,342,438	179,064

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 550,000,000 authorized; $0.0001 par value, 79,886,074 shares and 52,735,000 shares issued at April 30, 2026, and July 31, 2025, respectively	7,989	5,274
Additional paid in capital	172,956,331	23,823,900
Treasury stock, at cost: 6,000,000 shares at April 30, 2026, and July 31, 2025, respectively	(600)	(600)
Common stock to be issued, 0 shares and 50,000 shares at April 30, 2026, and July 31, 2025, respectively	-	100,000
Accumulated deficit	(177,210,809)	(23,304,119)
Total Stockholders' Deficit	(4,247,089)	624,455
Total Liabilities and Stockholders' Equity (Deficit)	$95,349	$803,519

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

Revenues -related party	$-	$40,259	$-	$115,153
Revenues	-	69,342	139,500	77,247
Total revenues	-	109,601	139,500	192,400

Cost of revenues -related party	-	-	-	20,750
Cost of revenues	-	99,574	54,900	118,067
Total cost of revenue	-	99,574	54,900	138,817

Gross profit	-	10,027	84,600	53,583

Operating expenses
Professional fees	29,662	25,577	99,085	52,229
Research and development expenses	-	-	153,400,000	-
General and administration expenses	40,228	99,913	349,504	304,066
Total operating expenses	69,890	125,490	153,848,589	356,295

Net loss from operations	(69,890)	(115,463)	(153,763,989)	(302,712)

Other income (expense)
Interest income	30	553	1,770	634
Interest expense	(46,655)	(900)	(144,471)	(4,808)
Total other expense	(46,625)	(347)	(142,701)	(4,174)

Loss from operations before taxes	(116,515)	(115,810)	(153,906,690)	(306,886)

Income tax benefit	-	-	-	-

Loss from operations	$(116,515)	$(115,810)	$(153,906,690)	$(306,886)

Net Loss	$(116,515)	$(115,810)	$(153,906,690)	$(306,886)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(2.08)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	73,896,490	45,520,416	73,892,971	45,485,651

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended April 30, 2026

			Additional			Common Stock
	Common Stock		Paid in	Treasury Stock		to be issued		Accumulated
	Shares	Amount	Capital	Shares	Amount	Shares	Amount	Deficit	Total

Balance - July 31, 2025	52,735,000	$5,274	$23,823,900	(6,000,000)	$(600)	50,000	$100,000	$(23,304,119)	$624,455

Issuance common stock for subscription	50,000	5	99,995	-	-	(50,000)	(100,000)	-	-
Issuance common stock for cash	91,074	9	499,991	-	-	-	-	-	500,000
Stock subscriptions for common stock	-	-	-	-	-	10,000	35,000	-	35,000
Imputed interest on related party loans	-	-	146	-	-	-	-	-	146
Restricted common stock for license acquisition	27,000,000	2,700	148,497,300	-	-	-	-	-	148,500,000
Net loss for the period	-	-	-	-	-	-	-	(153,663,576)	(153,663,576)
Balance - October 31, 2025	79,876,074	7,988	172,921,332	(6,000,000)	(600)	10,000	35,000	(176,967,695)	(4,003,975)

Issuance common stock for subscription	10,000	1	34,999	-	-	(10,000)	(35,000)	-	-
Net loss for the period	-	-	-	-	-	-	-	(126,599)	(126,599)
Balance - January 31, 2026	79,886,074	7,989	172,956,331	(6,000,000)	(600)	-	-	(177,094,294)	(4,130,574)

Net loss for the period	-	-	-	-	-	-	-	(116,515)	(116,515)
Balance - April 30, 2026	79,886,074	$7,989	$172,956,331	(6,000,000)	$(600)	-	$-	$(177,210,809)	$(4,247,089)

For the Three and Nine Months Ended April 30, 2025

			Additional			Common Stock
	Common Stock		Paid in	Treasury Stock		to be issued		Accumulated
	Shares	Amount	Capital	Shares	Amount	Shares	Amount	Deficit	Total

Balance - July 31, 2024	51,410,000	$5,141	$22,581,051	(6,000,000)	$(600)	-	$-	$(22,767,705)	$(182,113)

Imputed interest on related party loans	-	-	1,878	-	-	-	-	-	1,878
Restricted stock-based compensation	-	-	6,944	-	-	-	-	-	6,944
Stock option compensation	-	-	6,538	-	-	-	-	-	6,538
Net loss for the period	-	-	-	-	-	-	-	(91,061)	(91,061)
Balance - October 31, 2024	51,410,000	5,141	22,596,411	(6,000,000)	(600)	-	-	(22,858,766)	(257,814)
						-	-
Imputed interest on related party loans	-	-	1,884	-	-	-	-	-	1,884
Issuance common stock for cash	100,000	10	49,990	-	-	-	-	-	50,000
Net loss for the period	-	-	-	-	-	-	-	(100,015)	(100,015)
Balance - January 31, 2025	51,510,000	5,151	22,648,285	(6,000,000)	(600)	-	-	(22,958,781)	(305,945)

Stock subscriptions for common stock	-	-	-	-	-	850,000	425,000	-	425,000
Imputed interest on related party loans	-	-	988	-	-	-	-	-	988
Net loss for the period	-	-	-	-	-	-	-	(115,810)	(115,810)
Balance - April 30, 2025	51,510,000	$5,151	$22,649,273	(6,000,000)	$(600)	850,000	$425,000	$(23,074,591)	$4,233

  The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	April 30,
	2026		2025

Cash Flows from Operating Activities:
Net loss		$(153,906,690)	$(306,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan		146	4,750
Research and development expenses		153,400,000	-
Stock-based compensation		-	13,482
Non-cash lease expenses		31,466	29,542
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities		271,718	76,792
Accounts payable-related party		-	1,650
Accounts receivable		(54,500)	-
Prepaid expenses		5,625	(26)
Operating lease liabilities		(33,788)	(27,865)
Accrued interest - related party		-	-
Net Cash Used in Operating Activities		(286,023)	(208,561)

Cash Flows from Investing Activities:
Deposit for license		-	(45,000)
Net Cash Used in Investing Activities		-	(45,000)

Cash Flows from Financing Activities:
Proceeds from related party loans		27,700	-
Repayment related party loans		(7,111)	(73,003)
Repayment note payable -related party		(355,500)	-
Proceeds from common stock to be issued		-	425,000
Proceeds from common stock issuance		535,000	50,000
Net Cash Provided by Financing Activities		200,089	401,997

Net change in cash		(85,934)	148,436
Cash, beginning of period		85,980	1,838
Cash, end of period		$46	$150,274

Supplemental cash flow information:
Cash paid for interest		$-	$59
Cash paid for taxes		$-	$-

Supplemental disclosure of non-cash financing
Reclassified cash deposits for license to note payable -related party		$639,645	$-
License acquired with related party debt and stock issuance		$153,400,000	$-
Issuance common stock for subscription		$100,000	$-
Related party debt issued for payment of accounts payable	$		$21,397

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PANAMERA HOLDINGS CORPORATION

Notes to the Unaudited Interim Consolidated Financial Statements

April 30, 2026

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

On August 1, 2025, the Company entered into a license agreement with Rain Cage Carbon, Inc. (“Rain Cage”) for securing exclusive rights to the innovative systems of Rain Cage for use in the U.S and Mexico, including groundbreaking carbon conversion and clean energy technologies. This will enhance abilities to raise equity capital and specializing in metals recycling, domestically sourced critical earth materials from recycling CO₂, and energy production.

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

Accounts Receivable

Accounts receivables are recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 310” Receivables”. Accounts receivables are recorded at the invoiced amount or agreement and do not bear interest. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

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

For the nine months ended April 30, 2026, and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Nine Months Ended
	April 30
	2026	2025
	Shares	Shares
Convertible Debt-related parties	27,700	12,889
Short term advance payable	11,653	11,653
Unvested common stock option	12,498	12,498
Note payable -related party	24,462	-
	76,313	37,040

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 during the period ended April 30, 2026. The pronouncement had no material impact on the Company’s financials.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that liability has been incurred, and the amount of the assessment can be reasonably estimated.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2026, the Company has a loss of $153,906,690, an accumulated deficit of $177,210,809 and a working capital deficit of $4,280,073. The Company intends to fund operations through debt and/or equity financing arrangements and related party advances, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026.

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

NOTE 4 – ACQUISITION OF LICENSED TECHNOLOGY

On August 1, 2025, the Company entered into a Head License Agreement “Agreement” with an entity” Target” for acquisition a license to certain technologies of Target’s innovation systems for use along pursuing strategic partnership and merger of the Company and Target. The Company will have a license to Target’s system technology for carbon conversion to fullerenes and nanotubes. The consideration license fees agreed (i) one - time up-front payment of $4,900,000, (ii) ongoing license fee of 25% of the net income generated from license’s activities (iii) grant of 27,000,000 shares of restricted common stock of the Company. The Company and Target entered into a promissory note agreement for payment of up-front license fee of $4,900,000, with initial payment of $500,000 and quarterly payment balance starting October 1, 2025, for period of 18 months and interest bearing of 4.9% per annum.

During the year ended July 31, 2025, the Company made deposits of $639,645 in contraction of license acquisition agreement.

On August 1, 2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition.

The Company recognized the fair value of license agreement with consideration of value of 27,000,000 shares of restricted common stock for amount of $148,500,000 issued on August 1, 2025 and face value of $4,900,000 note payable for an aggregate amount of $153,400,000.

The transaction was accounted for as an asset acquisition of in- Process Research and Development (IPR&D) with no alternative future use. The Company recognized the entire amount of the consideration of $153,400,000 as research and development expenses upon closing the transaction.

NOTE 5 – PROMISSORY NOTE -RELATED PARTY

Pursuant to license agreement dated August 1, 2025 (Note 4), the Company entered into a promissory note agreement for payment of up-front license fee of $4,900,000, with initial payment of $500,000 and quarterly payment balance starting October 1, 2025, for period of 18 months and interest bearing of 4.9% per annum. The accrued interest shall be paid in kind through the issuance of restricted common stock based on the average closing price over the fifteen (15) trading days preceding the payment date.

During the nine months ended April 30, 2026 and the year ended July 31, 2025, the Company repaid due of $355,500 and $639,645, respectively. During the nine months ended April 30, 2026, the Company recognized interest expenses of $144,325.

As of April 30, 2026, the Company has promissory note payable of $3,904,855 and accrued interest of $144,325

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 13, 2024, the Company entered into an employment agreement with Juan Juarez for the position of Senior Vice President of Finance with an annual salary of $100,000. Mr. Juarez will receive 125,000 shares of restricted common stock of Panamera Holdings Corporation having a 3-year vesting period, he will be entitled to 50,000 three -year stock options at $1.50 per share vesting fully in the first year on a monthly basis. During the nine months ended April 30, 2025, the Company recognized salary of $15,000. paid salary of $16,827 and stock -based compensation of $13,482. Mr. Jaurez resigned on September 24, 2024.

During the nine months ended April 30, 2026, and 2025 related parties financed $0 and $21,397 for operation expenses , advanced of $27,700 and $0 and repaid related parties’ loan of $7,111 and $73,003, respectively.

During the nine months ended April 30, 2026, and 2025, the Company recognized $146 and $4,750 interest on related party balances and imputed in additional paid-in-capital, respectively

During the nine months ended April 30, 2026, and 2025, the Company recognized salary of $100,000 and $150,000 and paid salary of $77,000 and $78,500 to the Company’s president.

During the nine months ended April 30, 2026, and 2025, the Company recognized and paid $78,200 and $0 management fees to the Company’s Chief Executive Officer, respectively.

During the nine months ended April 30, 2026, and 2025, the Company recognized salary of $24,000 and $0 and paid salary of $20,000 and $0 to the Company’s Chief Financial Officer, respectively.

During the nine months ended April 30, 2026, and 2025, the Company generated revenues of $0 and $115,153 from sales of material to a company controlled by a related party.

During the nine months ended April 30, 2026, and 2025, the Company incurred cost of revenues of $0 and $20,750 from services rendered by a subcontractor controlled by a related party.

Pursuant to terms and condition license agreement dated August 1, 2025 (Note 4), the Company entered into a promissory note agreement of $4,900,000 with Licensor (Noteholder) for period of 18 months and interest bearing of 4.9% per annum. On August 1, 2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition to Licensor (Noteholder), valued at $148,500,000. By issuance of the shares, the Noteholder became related party. During the nine months ended April 30, 2026, the Company repaid due of $355,500 and recognized interest expenses of $144,325.

As of April 30, 2026, and July 31, 2025, the Company was obliged for unsecure, non-interest-bearing demand loans to a related party, with balances of $27,700 and $7,111 respectively. On June 2, 2023, the Company’s Board of Directors approved and authorized any debt holder in the Company to voluntarily convert their debt into Controlled and Restricted shares of common stock at a conversion price of $1.00 per share within a 5-day period following receipt of notice from the Company in either electronic, verbal, or written form.

Note 7 – LEASE

On July 1, 2024, the Company entered into an operating lease for the office, with the term of 31 months, monthly lease expenses of $4,000 with condition the first two months free rent.

For the three and nine months ended April 30, 2026, and 2025, right-of-use asset and lease information about the Company’s operating lease consist of:

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Operating lease cost	$12,000	$12,000	$36,000	$32,000
Variable lease cost	(774)	(775)	(2,322)	1,677
Total lease cost	$11,226	$11,225	$33,678	$33,677

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	April 30,
	2026	2025
Cash paid for operating cash flows from operating leases	$36,000	$32,000

Weighted-average discount rate — operating leases	5.88%	5.88%
Weighted-average remaining lease term - operating leases (year)	0.76	1.76

Supplemental balance sheet information related to leases consists of:

	April 30	July 31,
	2026	2025
Operating lease right-of-use asset	$32,984	$64,450
Operating lease liabilities:
Current portion	35,306	$45,385
Non-current portion	-	23,709
	$35,306	$69,094

The following table outlines the maturities of our lease liabilities as of April 30, 2026:

Year ending Jul 31,
2026 (excluding the nine months ended April 30, 2026)	$12,000
2027	24,000
Thereafter	-
$36,000
Less imputed interest	(694)
Operating lease liabilities	$35,306

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock was issued or outstanding as of April 30, 2026, and July 31, 2025.

Common Stock

The Company has authorized 550,000,000 shares of common stock with a par value of $0.0001 per share.

During nine months ended April 30, 2025, the Company issued 100,000 shares of restricted common stock at price of $0.50 per share for an amount of $50,000 in cash.

During the nine months ended April 30, 2026, the Company issued 101,074 shares of restricted common stock at price of $ 3.50 - $5.49 per share for an amount of $535,000 in cash.

During the nine months ended April 30, 2026, the Company issued 50,000 shares of restricted common stock at price of $2.00 per share to settle the stock subscription payable of $100,000.

During the nine months ended April 30, 2026, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition, valued at $148,500,000 (Note 4).

As of April 30, 2026, and July 31, 2025, there were 79,886,074 shares and 52,735,000 shares of common stock issued and 73,886,074 shares and 46,735,000 shares of common stock outstanding, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company at par value. As of April 30, 2026, and July 31, 2025, the Company had 6,000,000 shares of treasury stock valued at $600, respectively.

Restricted Stock

On June 17, 2024, the Company entered into an engagement agreement with a director and granted 125,000 shares of restricted common stock, with term of three years, fully vesting over a three-year period on a monthly basis. The Company valued the restricted common stock in amount of $124,988 at market price on grant date. During the nine months ended April 30, 2025, the Company recognized stock-based compensation of $6,944. On September 24, 2024, the employee resigned.

Stock Option

On June 17, 2024, the Company entered into an engagement agreement with an officer and granted stock option of 50,000 shares of common stock, valued at $39,225 with term of three years, exercise price of $1.50 per share, fully vesting in the first year on a monthly basis. On September 24, 2024, an officer resigned from his position. During the nine months ended April 30, 2025, the Company recognized stock option expense of $6,538.

The following is a summary of the change in stock option during the nine months ended April 30, 2026:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, July 31, 2025	12,498	$1.50	2.13
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, April 30, 2026	12,498	$1.50	1.13

Exercisable options, April 30, 2026	12,498	$1.50	1.13

The intrinsic value of the options as of April 30, 2026, is $43,743.

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

NOTE 9 – CONCENTRATION

As of April 30, 2026, and July 31, 2025 and for nine months ended April 30, 2026, and 2025, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Revenue

	Percentage of Revenue		Percentage of
	Nine Months Ended		Accounts Receivable
	April 30		April 30	July 31
	2026	2025	2026	2025
Customer A -related party	-	59.85%	-	-
Customer B	-	31.83%	-	-
Customer C	100%	-	95.54%	-
Customer D	-	5.73%	4.46%	100%
Total (as a group)	100%	97.41%	100%	100%

Cost of Revenue

	Percentage of Purchase		Percentage of
	Nine Months Ended		Accounts Payable for Purchase
	April 30		April 30	July 31
	2026	2025	2026	2025
Supplier A -related party	-	14.95%	-	-
Supplier B	-	13.32%	-	-
Supplier C	-	16.41%	-	-
Supplier D	-	36.76%	0.00%	-
Supplier E	100%	-	86.13%	-
Supplier F	-	-	9.50%	75.46%
Total (as a group)	100%	81.44%	95.63%	75.46%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company.

We are aware that Jeffrey Kilgore filed a lawsuit on August 28, 2025, in Jefferson County, Texas. Cause No. 25DCCV1693, Jefferson County, Texas; Jeff Kilgore vs. Panamera Holdings Corporation; the Plaintiff is claiming he is owed certain shares in compensation for services. This claim is disputed and without merit. The Opposing counsel is deciding whether or not to move forward with the suit. We've agreed not to cancel Kilgore's shares while the suit is pending. The case is set for trial next February 4, 2027. At this point an estimate for possible range of loss cannot be made. The company believes this is without merit, and we intend to vigorously defend against it.

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

Effective April 30, 2026, T. Benjamin Jennings will no longer serve as Chief Executive Officer of Panamera Holdings Corporation.Mr. Jennings will continue to serve as Non-Executive Chairman of the Board of the Company. This change will be essential as Panamera moves forward implementing the strategic combination with Rain Cage Carbon, Inc. Effective June 15, 2026 T, Benjamin Jennings will no longer serve as Chairman of the Board of Directors of the Company.

Effective April 30, 2026, Cristopher Proler will no longer serve as President and Board Member of Panamera Holdings.

Effective June 15, 2026, Blair Aiken is elected by the Board of Directors to serve as President and interim CEO of the Company.Mr. Aiken will also be named as a Board Member and Chairmen of the Board for the Company. The addition of Mr. Aiken will be a driving force as Panamera moves forward implementing the strategic combination with Rain Cage Carbon, Inc.

For the time being The Board of Directors will cover these positions while searching for candidates who have the expertise to provide and execute a new vision for Panamera Holdings.

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

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarter report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this report. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period ended April 30, 2026, which are included herein.

Our operating results for the nine months ended April 30, 2026, and 2025 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended April 30, 2026, and 2025

	Three Months Ended
	April 30,
	2026	2025	Changes
Revenues	$-	$109,601	$(109,601)
Cost of revenues	-	99,574	(99,574)
Operating expenses	69,890	125,490	(55,600)
Other expenses	46,625	347	46,278
Net loss from continuing operations	$116,515	$115,810	$705

During the three months ended April 30, 2026, and 2025, we generated $0 and $109,601 revenues related to sales of raw materials, respectively. During the three months ended April 30, 2026, and 2025, the revenues consist of $0 and $40,259 sales of raw material to a company controlled by a related party, respectively.

During the three months ended April 30, 2026, and 2025, the cost of revenues was $0 and $99,574 related to raw material, handling and transportation, respectively. During the three months ended April 30, 2026, and 2025, the cost of revenues -related party was nil, respectively.

Operating expenses for the three months ended April 30, 2026, and 2025 were $69,890 and $125,490, respectively. For the three months ended April 30, 2026, and 2025, the operating expenses were primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $29,662 and $25,577 and general and administrative expenses of $40,228 and $99,913, respectively.

Other expenses for the three months ended April 30, 2026, and 2025 represent primarily interest expenses of $0 and $988 to our related parties, on funds advanced to the Company, interest expenses of $46,655 and $0 in connection with note payable, cancellation other interest expenses of $0 and $88 and interest income of $30 and $553, respectively.

Results of Operations for the nine months ended April 30, 2026, and 2025

	Nine Months Ended
	April 30,
	2026	2025	Changes
Revenues	$139,500	$192,400	$(52,900)
Cost of revenues	54,900	138,817	(83,917)
Operating expenses	153,848,589	356,295	153,492,294
Other expenses	142,701	4,174	138,527
Net loss	$153,906,690	$306,886	$153,599,804

During the nine months ended April 30, 2026, and 2025, we generated $139,500 and 192,400 revenues related to sales of raw materials, respectively. During the nine months ended April 30, 2026, and 2025, the revenues consist of $0 and $115,153 sales of raw material to a company controlled by a related party, respectively.

During the nine months ended April 30, 2026, and 2025, the cost of revenues was $54,900 and $138,817 related to raw material, handling and transportation, respectively. During the nine months ended April 30, 2026, and 2025, the cost of revenues consists of $0 and $20,750 related to purchase of raw material from a company controlled by a related party, respectively.

Operating expenses for the nine months ended April 30, 2026, and 2025 were $153,848,589 and $356,295, respectively. For the nine months ended April 30, 2026, and 2025, the operating expenses were primarily attributed to research and development expenses of $153,400,000 and $0, professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $99,085 and $52,229 and general and administrative expenses of $349,504 and $304,066, respectively.

Pursuant to acquisition of licensed technology agreement dated August 1, 2025, the Company accounted for the transaction of an asset acquisition in process research & development (IPR&D) with no alternative future use. The Company recognized the entire amount of the consideration of $153,400,000 as research and development expenses upon closing the transaction

Other expenses for the nine months ended April 30, 2026, and 2025, represent primarily interest expenses of $146 and $4,750 to our related parties, on funds advanced to the Company, interest expenses of $144,325 and $0 in connection with note payable, other interest expenses of $0 and $58 and interest income of $1,770 and $634, respectively.

Liquidity and Capital Resources

Balance Sheet Data:

	April 30, 2026	July 31, 2025
Cash	$46	$85,980
Current Assets	62,365	95,424
Current Liabilities	4,342,438	155,355
Working Capital (Deficiency)	$(4,280,073)	$(59,931)

As of April 30, 2026, our current assets were $62,365 and our current liabilities were $4,342,438 which resulted in working capital deficiency of $4,280,073. As of April 30, 2026, current assets were comprised of $46 in cash, $5,276 in prepaid expenses and $57,043 in accounts receivable compared to $85,980 in cash, $6,901 in prepaid expenses and $2.543 in accounts receivable as of July 31, 2025.

As of April 30, 2026, current liabilities were comprised of $362,924 in accounts payable and accrued liabilities, $11,653 in short - term advance payable, $27,700 in due to related parties, $35,306 in operating lease liabilities , and $3,904,855 in note payable -related party compared to $91,206 in accounts payable and accrued liabilities $11,653 in short-term advances payable, $7,111 in due to related parties and $45,385 in operating lease liabilities - current portion as of July 31, 2025.

As of April 30, 2026, our working capital (deficiency) increased by $4,220,142 from a $59,931 working capital deficiency at July 31, 2025, to $4,280,073 of working capital deficiency at April 30, 2026, primarily due to a decrease in current assets of $33,059 and an increase in current liabilities of $4,187,083.

Cash Flow Data:

	Nine Months Ended
	April 30,
	2026	2025	Changes
Cash Flows used in Operating Activities	$(286,023)	$(208,561)	$(77,462)
Cash Flows used in Investing Activities	$-	$(45,000)	$45,000
Cash Flows provided by Financing Activities	$200,089	$401,997	$(201,908)
Net Change in Cash During Period	$(85,934)	$148,436	$(234,370)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2026, net cash flows used in operating activities were $286,023, consisting of a net loss of $153,906,690, reduced by research and development expenses -license of $153,400,000, imputed interest on related party’s loan of $146, non-cash lease expenses of $31,466 and a net change in working capital of $189,055.

For the nine months ended April 30, 2025, net cash flows used in operating activities were $208,561, consisting of a net loss of $306,886, reduced by imputed interest on related parties’ loan of $4,750, stock - based compensation of $13,482, non-cash lease expenses of $29,542 and a net change in working capital of $50,551.

Cash Flows from Investing Activities

For the nine months ended April 30, 2026, and 2025, the Company prepaid $0 and $45,000 for license, respectively

Cash Flows from Financing Activities

We have financed our operations with loans from related parties and stock subscription.

For the nine months ended April 30, 2026 and 2025, we received $27,700 and $0 from advances to pay certain operation expenses from related party loans, and repaid $7,111 and $73,003 to the related party, respectively.

During the nine months ended April 30, 2025, we received an aggregate amount of $475,000 from four investors for purchasing 950,000 shares of restricted common stock of the Company at a price of $0.50 per share.

During nine months ended April 30, 2026, we received an aggregate amount of $535,000 from two investors for purchasing 101,074 shares of restricted common stock of the Company at a price of $3.50 -$5.49 per share.

During the nine months ended April 30, 2026, we repaid partial note payable for amount of $355,500.

Going Concern

As of April 30, 2026, our company had a net loss of $153,906,690 and an accumulated deficit of $177,210,809. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2026. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

We are aware that Jeffrey Kilgore filed a lawsuit on August 28, 2025, in Jefferson County, Texas. Cause No. 25DCCV1693, Jefferson County, Texas; Jeff Kilgore vs. Panamera Holdings Corporation; the Plaintiff is claiming he is owed certain shares in compensation for services. This claim is disputed and without merit. The Opposing counsel is deciding whether or not to move forward with the suit. We've agreed not to cancel Kilgore's shares while the suit is pending. The case is set for trial next February 4, 2027. At this point an estimate for possible range of loss cannot be made. The company believes this is without merit, and we intend to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2025, the Company issued 27,000,000 shares of restricted common stock in connection with the executed license acquisition (Financial Statements, Note 4).

On August 1, 2025, the Company entered into a Head License Agreement “Agreement” with an entity” Target” for acquisition license of Target’s innovation systems for use along pursuing strategic partnership and merger of the Company and Target. The Company will have a license to Target’s system technology for carbon conversion to fullerenes and nanotubes. The consideration license fees agreed (i) one - time up-front payment of $4,900,000, (ii) ongoing license fee of 25% of the net income generated from license’s activities (iii) grant of 27,000,000 shares of restricted common stock of the Company. On August 1, 2025, the Company issued 27,000,000 shares of restricted common stock in connection with executed the license acquisition and it was valued at $ 148,500,000.

On September 4, 2025, the Company issued 91,074 shares of restricted common stock at prices of $5.49 per share for an amount of $500,000 in cash.

On September 9, 2025, the Company issued 50,000 shares of restricted common stock at prices of $2.00 per share to settle the stock subscription payable of $100,000.

On December 4, 2025, the Company issued 10,000 shares of restricted common stock at prices of $3.50 per share for an amount of $35,000 in cash.

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
10.1

Head License Agreement with Rain Carbon, Inc. (Rain Cage) date August 1, 2025 for securing exclusive rights to the innovative systems of Rain Cage for use in the U.S and Mexico, including groundbreaking carbon conversion and clean energy technologies (Incorporated by reference to our Registration Statement on Form 8-K filed on August 7, 2025)

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

PANAMERA HOLDINGS CORPORATION
(Registrant)

Dated: June 22, 2026	By:	/s/ Blair Aiken
Blair Aiken
President, Interim Chief Executive Officer and Director
(Principal Interim Chief Executive Officer)

Dated: June 22, 2026	By:	/s/ Douglas G. Baker
Douglas G. Baker
Chief Financial Officer, Treasurer, Director
(Principal Financial/Accounting Officer)

